Form 10QSB
period 1995-05-31
BIO LOGIC SYSTEMS CORP
filed 1995-07-17
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________  to ________

                             Commission File No. 0-12231

                                BIO-LOGIC SYSTEMS CORP.
         (Exact name of small business issuer as specified in its charter)


           Delaware                                 36-3025678
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  ncorporation or organization)


 One Bio-logic Plaza, Mundelein, Illinois                      60060
 (Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code (708-949-5200)

(Former address, if changed since last report): not applicable

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       YES  X   NO
                                          -----    ------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at July  , 1995
      Common Stock $.Ol par value                             shares

                  Traditional Small Business Disclosure Format

                             Yes  X            No
                                 ----              ----

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10Q-SB

                               TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
                                                                          Page

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets at May 31, 1995
               and February 28, 1995                                        3

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the three months ended May 31,
               1995 and 1994                                                4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended May 31, 1995 and 1994                     5

               Notes to Condensed Consolidated Financial Statements         6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9


PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURES

                               BIO-LOGIC SYSTEMS CORP
                                    FORM 10Q-SB



PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     May 31, 1995      February 28, 1995
                                                     ------------      -----------------
                                                     (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                        $    564,495         $   1,187,388
    Marketable securities                               1,637,367             1,627,660
    Accounts receivable, net                            3,565,344             3,105,769
    Inventories                                         2,887,927             2,895,987
    Prepaid expenses                                       58,268                91,144
    Deferred income taxes                                 139,251               139,251
                                                     ------------         -------------
                   Total current assets                 8,852,652             9,047,199

  PROPERTY, PLANT AND EQUIPMENT - Net                   1,970,605             2,012,121

  MARKETABLE SECURITIES                                 1,723,520             1,727,440

  OTHER ASSETS                                            774,059               712,924
                                                     ------------         -------------
TOTAL ASSETS                                         $ 13,320,836         $  13,499,684
                                                     ------------         -------------
                                                     ------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Current maturities of long-term debt             $    112,499         $     110,649
    Accounts payable                                      265,743               698,410
    Accrued salaries & payroll taxes                      540,137               513,558
    Accrued interest & other expenses                     426,665               445,065
    Accrued income taxes                                  151,424               162,274
    Deferred revenue                                      196,684               191,701
                                                     ------------         -------------
                   Total current liabilities            1,693,152             2,121,657

  LONG-TERM DEBT - Less current maturities                779,749               808,726

  DEFERRED INCOME TAXES                                   200,048               200,048
                                                     ------------         -------------
                   Total liabilities                    2,672,949             3,130,431
                                                     ------------         -------------

  SHAREHOLDERS' EQUITY:
    Capital stock, $.Ol par value.  Authorized
      10,000,000 shares, issued and outstanding
      4,147,799 shares at May 31, 1995 and
      4,146,949 at February 28, 1995.                      41,477                41,469
    Additional paid-in capital                          5,343,433             5,342,371
    Retained Earnings                                   5,262,977             4,985,413
                                                     ------------         -------------
                   Total shareholders' equity          10,647,887            10,369,253
                                                     ------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 13,320,836         $  13,499,684
                                                     ------------         -------------
                                                     ------------         -------------

            See accompanying notes to condensed financial statements.

                                BIO-LOGIC SYSTEMS CORP
                                     FORM 10Q-SB


        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                      (UNAUDITED)

                                                               Three Months Ended
                                                                      May 31,
                                                            -------------------------
                                                                1995         1994
                                                            -----------   -----------
                                                            (unaudited)
NET SALES                                                    $3,666,987    $2,453,628

COST OF SALES                                                 1,313,262       897,254
                                                             ----------    ----------
     Gross Profit                                             2,353,725     1,556,374
                                                             ----------    ----------
OPERATING EXPENSES:
   Selling, general & administrative                          1,598,774     1,225,304
   Research & development                                       375,844       393,517
                                                             ----------    ----------
     Total operating expenses                                 1,974,618     1,618,821
                                                             ----------    ----------
OPERATING INCOME (LOSS)                                         379,107       (62,447)

OTHER INCOME (EXPENSE):
   Interest income                                               45,975        51,503
   Interest expense                                             (18,962)      (11,992)
   Miscellaneous                                                    444           243
                                                             ----------    ----------
TOTAL OTHER INCOME                                               27,457        39,754

INCOME (LOSS) BEFORE INCOME TAXES                               406,564       (22,693)

PROVISION (BENEFIT) FOR INCOME TAXES                            129,000        (3,000)
                                                             ----------    ----------
NET INCOME (LOSS)                                            $  277,564    $  (19,693)
                                                             ----------    ----------
                                                             ----------    ----------
RETAINED EARNINGS, BEGINNING OF PERIOD                        4,985,413     4,245,001
                                                             ----------    ----------
RETAINED EARNINGS, END OF PERIOD                             $5,262,977    $4,225,308
                                                             ----------    ----------
                                                             ----------    ----------
EARNINGS PER SHARE:
    Primary and Fully Diluted                                      $.07         $0.00
                                                             ----------    ----------
                                                             ----------    ----------

                See accompanying notes to condensed financial statements.

                                  BIO-LOGIC SYSTEMS CORP
                                       FORM 10Q-SB


                     CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                        (UNAUDITED)

                                                           Three Months Ended May 31,
                                                           ---------------------------
                                                              1995               1994
                                                           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $ 277,564          $ (19,693)
     Adjustments to reconcile net income (loss) to
       net cash flows from operating activities:
          Depreciation and amortization                        84,055             74,709
          Provision for bad debts                               3,000              3,000
          Provision for inventory valuation                    77,250             40,461
            (Increases) decreases in assets:
               Accounts receivable                           (462,575)          (263,426)
               Inventories                                    (69,190)          (167,489)
               Income taxes receivable                              0            (61,578)
               Prepaid expenses                                32,876             (4,148)
          Increases (decreases) in liabilities:
               Accounts payable and overdrafts               (432,667)           (81,560)
               Accrued liabilities and deferred revenue        13,162             80,876
               Accrued income taxes                           (10,850)           (69,522)
                                                           ----------           --------
                 Net cash flows from operating activities    (487,375)          (468,370)
                                                           ----------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (25,183)            (62,381)
     Investments in other assets                              (78,491)            (14,654)
     Purchases of investments                                  (5,787)                  0
     Proceeds from maturities of investments                        0              22,737
                                                           ----------           ---------
                 Net cash flows from investing activities    (109,461)            (54,298)
                                                           ----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                    1,070              10,434
     Payments of long-term debt                               (27,127)            (25,388)
                                                           ----------           ---------
                 Net cash flows from financing activities     (26,057)            (14,954)
                                                           ----------           ---------
DECREASE IN CASH AND CASH EQUIVALENTS                        (622,893)            (537,622)

CASH AND CASH EQUIVALENTS - Beginning of period             1,187,388            1,010,329
                                                           ----------           ----------
CASH AND CASH EQUIVALENTS - End of period                  $  564,495           $  472,707
                                                           ----------           ----------
                                                           ----------           ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
          Interest                                         $   19,538           $   17,683
                                                           ----------           ----------
                                                           ----------           ----------
          Income Taxes                                     $  139,850           $  128,100
                                                           ----------           ----------
                                                           ----------           ----------

           See accompanying notes to condensed financial statements

                               BIO-LOGIC SYSTEMS CORP
                                    FORM 10Q-SB

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

    Inventories principally consist of components, parts and supplies.

3.  NET INCOME PER SHARE

    Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,214,975 and 4,237,289 for the quarters ended May 31, 1995 and May 31, 1994, respectively.

    Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,260,343 and 4,237,289 for the quarters ended May 31, 1995, and 1994, respectively.

4.  ACCOUNTING FOR INCOME TAXES

    The Company adopted Statement of Financial Accounting Standards (SFAS)
    No. 109, "Accounting for Income Taxes," effective March 1, 1993. This standard requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                            BIO-LOGIC SYSTEMS CORP
                                 FORM 10Q-SB


     Deferred tax assets and liabilities as of May 31, 1995 are comprised of the following:

           Deferred tax liabilities:
               Depreciation                              $   76,802
               Research and development                     123,246
           Total deferred tax liabilities                   200,048

           Deferred tax assets:
               Accounts receivable                           51,318
               Inventory                                     70,813
               Vacation                                      12,601
               Warranty                                      60,774
               Other                                          4,181
               Tax credit carry-forwards                     11,856
                   Less: current deferred tax -
                     DISC income deferral                   (72,292)
                                                          ---------
           Total deferred current tax assets - net          139,251

           Net deferred tax liability                      $ 60,797
                                                          ---------
                                                          ---------

5.   MARKETABLE SECURITIES

     Effective March 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115.)

     As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity debt securities. The entire Company's portfolio of debt securities has been classified as held-to-maturity and are stated at cost, with premiums amortized and discounts accredited using the simple-interest method.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10Q-SB


    Investment Securities Held-To-Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                                Gross               Gross              Estimated
                                                             Unrealized           Unrealized              Fair
May 31, 1995                          Amortized Cost            Gains               Losses               Value
- ------------                          --------------         ----------           ----------           ----------
US Government securities                $3,360,887              $  0                $13,077            $3,347,810

May 31, 1994
- ------------
US Government securities                $4,323,344              $  0                $56,659            $4,266,685

At May 31, 1995, the maturities of marketable securities held-to-maturity are as follows:

                                                                Estimated Fair
Term to Maturity                       Amortized Cost               Value
- ----------------                       --------------           ---------------
Due one year or less                     $1,637,367                $1,632,408
Due after one year through
  five years                              1,723,520                 1,715,402
                                         ----------                ----------
                   Total                 $3,360,887                $3,347,810
                                         ----------                ----------
                                         ----------                ----------

    6.  SUBSEQUENT EVENT - STOCK REPURCHASE

        On June 1, 1995 the Board of Directors of the Company authorized the repurchase, from time to time, of up to 100,000 shares of the Company's common stock. As of the date of this report, the Company had made no repurchases of its common stock.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10Q-SB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    As of May 31, 1995 the Company had working capital of $7,159,500 including $2,201,862 in cash, cash equivalents and short-term investments.
In addition, as of May 31, 1995, the Company has long-term investments of $1,723,520 in US Government Treasury Notes. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $ 1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

    Cash flow for the three months ended May 31, 1995 decreased by $622,893 and net cash flow from operations decreased $487,375. The decrease in cash flow from operations primarily reflects an increase in accounts receivable from higher net sales and a reduction in accounts payable due to cash payments to vendors. The Company's accounts receivable and payable balances at May 31, 1995 increased $462,575 and $432,667, respectively, from the net accounts receivable and payable balances at February 28, 1995.

RESULTS OF OPERATIONS

    Net sales for the three months ended May 31, 1995 increased by approximately 50% to $3,666,987 from $2,453,628 for the three months ended May 31, 1994. Domestic sales increased by 52% to $2,673,323 for the three months ended May 31, 1995 from $1,753,161 for the three months ended May 31, 1994. Foreign sales of $993,664 contributed 27% of net sales for the three months ended May 31, 1995, a increase of 42% from $700,467 for the three months ended May 31, 1994. The Company attributes the increase in domestic and foreign sales to the strong continued acceptance of the Ceegraph-Trademark- product line and sales of the LBM series EMG product line first introduced on July 1, 1994.

    Cost of sales as a percentage of net sales decreased to 36% from 37% for the three months ended May 31, 1995 and 1994, respectively. This slight decrease in cost of sales reflects the higher efficiencies in the Company's manufacturing processes.

    Selling, general and administrative expenses increased by 30% to $1,598,774 from $1,225,304 during the three months ended May 31, 1995, and 1994, respectively, and as a percentage of net sales, decreased to 44% from 50% for the three months ended May 31, 1995 and May 31 1994, respectively. The increase in selling, general and administrative expenditures reflects additional costs from an expanded direct sales force plus higher sales costs associated with the increased net sales for the quarter ended May 31, 1995 compared to the quarter ended May 31, 1994. The decrease in selling, general and administrative expenditures as a percentage of net sales is due to the fixed cost component of these expenditures not increasing at the same rate as net sales for the three month period ending May 31, 1995.

    Research and development costs decreased by 4% to $375,844 from $393,517 for the three months ended May 31, 1995, and 1994, respectively, and as a percentage of net sales, decreased to 10% from 16% for the three months ended May 31, 1995 and 1994, respectively. This decrease is attributable to the capitalization of approximately $58,600 in certain research and development costs associated with specific identifiable future products.

                          BIO-LOGIC SYSTEMS CORP
                               FORM 10Q-SB



   For the three months ended May 31, 1995, the Company had operating income of $379,107 compared to an operating loss of $62,447 for the three months ended May 31, 1994. This operating profit for the three months ended May 31, 1995 is due to significantly higher net sales and lower research and development costs partially offset by higher selling, general and administrative expenses.

   Net interest income decreased to $27,013 from $39,511 for the three month periods ended May 31, 1995 and 1994, respectively. This decrease reflects lower investment returns and higher interest rates on long-term debt.

   The income tax provision of $129,000 or 32% of income before taxes for the three month period ended May 31, 1995 and the income tax benefit of $3,000, or 13% of net loss before taxes for the three month period ended May 31, 1994 differ from the federal statutory rate of 35% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

   The Company had net income of $277,564 or $0.07 per share for the three month period ended May 31, 1995 compared to net loss of $19,693 or $0.00 per share for the three month period ended May 31, 1994. The increase in earnings reflect significantly higher net sales resulting in higher gross profit, which was offset by both increases in selling, general, and administrative costs and income tax expense, as previously discussed.

                            BIO-LOGIC SYSTEMS CORP
                                FORM 10Q-SB

PART II.  OTHER INFORMATION



                   ITEM 6.  EXHIBITS AND REPORTS ON 8-K

    (a)  Exhibits

         3.1    Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation,
                Agreement of Merger and Certificate of Merger and By-Laws (1)

         3.2    Certificate of Amendment to Certificate of Incorporation (7)

        10.1    Lease between the Company and Harris Trust & Savings Bank dated August 9, 1983 (2)

        10.2    Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984 (3)

        10.3    Real Estate Sale Contract between the Company and First National Bank of Lake
                Forest, as Trustee, dated December 23, 1985 (4)

        10.4    Loan Agreement between the Company and Village of Mundelein, Illinois dated as of
                December 1, 1985 (4)

        10.5    Mortgage and Security Agreement between the Company and Village of Mundelein,
                Illinois dated as of December 1, 1985 (4)

        10.6    Bond Purchase Agreement between the Company and First American Bank of Dundee dated as of December 1, 1985 (4)

        10.7    Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the
                Company (5)

        10.8    Employment Agreement between the Company and Gabriel Raviv (5)

        10.9    Employment Agreement between the Company and Gil Raviv (5)

        10.10   Form of Export Property Sale, Commission and Lease Agreement between the
                Company and Bio-logic International Corporation (6)

        10.11   Agreement and General Release between the Company and Gil Raviv (9)

        10.12   Letter dated May 2, 1994 from First American Bank to the Company (10)

        10.13   Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical
                Products, Inc. and Neuro Diagnostics, Inc. (11)

        10.14   Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI
                Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (12)

        21.     Subsidiaries of the Company (8)

        23.     Consent of Independent Auditors (13)

        27.     Financial Data Schedule

                           BIO-LOGIC SYSTEMS CORP
                                FORM 10Q-SB
- -----------------------

    (1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).

    (2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1983.

    (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended February 28, 1985.

    (4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended November 30, 1985.

    (5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-5471).

    (6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1986.

    (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

    (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1990.

    (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.

    (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.

    (11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.

    (12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.

    (13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1995.


(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 1995

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10Q-SB

                                  SIGNATURES




   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: July 14,  1995                  By: /s/ Gabriel Raviv
                                               -------------------------------
                                               Gabriel Raviv, President





     Date: July 14, 1995                   By: /s/ William K. Roenitz
                                               -------------------------------
                                               William K. Roenitz,
                                               Controller and Asst. Treasurer