Form 10QSB
period 1995-08-31
BIO LOGIC SYSTEMS CORP
filed 1995-10-13
CIK 355007

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended August 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                          Commission File No. 0-12231


                            BIO-LOGIC SYSTEMS CORP.
        (Exact name of small business issuer as specified in its charter)


                Delaware                               36-3025678
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)


 One Bio-logic Plaza, Mundelein, Illinois                      60060
 (Address of principal executive offices)                    (zip code)


Registrant's telephone number, including area code (708-949-5200)

(Former address, if changed since last report): not applicable

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at October 10, 1995
  Common Stock $.01 par value                        4,159,493 shares

                  Traditional Small Business Disclosure Format
                            Yes X          No _____

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10Q-SB

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                         Page

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed  Consolidated Balance Sheets at August 31, 1995
         and February 28, 1995                                          3

         Condensed  Consolidated  Statements of Operations and
         Retained Earnings for the three and six months ended
         August 31, 1995 and 1994                                       4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended August 31, 1995 and 1994                      5

         Notes to Condensed Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9



PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders           11

ITEM 6.  Exhibits and Reports on Form 8-K                              12


Signatures

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            August 31, 1995    February 28, 1995
                                            ---------------    -----------------
                                              (Unaudited)
ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                   $ 959,168          $ 1,187,388
   Marketable securities                       1,627,509            1,627,660
   Accounts receivable, net                    3,093,094            3,105,769
   Inventories                                 3,077,252            2,895,987
   Prepaid expenses                              120,080               91,144
   Deferred income taxes                         139,442              139,251
                                              ----------          -----------
              Total current assets             9,016,545            9,047,199

 PROPERTY, PLANT AND EQUIPMENT - Net           1,952,410            2,012,121

 MARKETABLE SECURITIES                         1,719,600            1,727,440

 OTHER ASSETS                                    864,360              712,924
                                              ----------          -----------
TOTAL ASSETS                                $ 13,552,915         $ 13,499,684
                                              ----------          -----------
                                              ----------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt        $ 114,380            $ 110,649
   Accounts payable                              424,201              698,410
   Accrued salaries & payroll taxes              501,737              513,558
   Accrued interest & other expenses             298,347              445,065
   Accrued income taxes                          152,524              162,274
   Deferred revenue                              214,348              191,701
                                              ----------          -----------
Total current liabilities                      1,705,537            2,121,657

LONG-TERM DEBT - Less current maturities         750,287              808,726

DEFERRED INCOME TAXES                            200,048              200,048
                                              ----------          -----------
              Total liabilities                2,655,872            3,130,431
                                              ----------          -----------
SHAREHOLDERS' EQUITY:
   Capital stock, $.01 par value. Authorized
   10,000,000 shares, issued and outstanding
   4,157,968 shares at August 31, 1995 and
   4,146,949 at February 28, 1995.               41,579                41,469

Additional paid-in capital                    5,352,178             5,342,371
Retained Earnings                             5,503,286             4,985,413
                                             ----------           -----------
Total shareholders' equity                   10,897,043            10,369,253

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $ 13,552,915          $ 13,499,684
                                             ----------           -----------
                                             ----------           -----------

     See accompanying notes to condensed consolidated financial statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                   Three Months Ended                        Six Months Ended
                                                        August 31,                               August, 31
                                          -------------------------------------     -------------------------------
                                                  1995                 1994                1995            1994
                                            --------------       -------------       --------------    ------------
NET SALES                                       $3,444,762           $2,612,127          $7,111,749      $5,065,755
COST OF  SALES                                   1,112,070              954,638           2,425,332       1,851,892
 Gross Profit                                    2,332,692            1,657,489           4,686,417       3,213,863
                                            --------------        -------------      --------------    ------------

OPERATING EXPENSES;
 Selling, general & administrative               1,636,222            1,319,725           3,234,996       2,545,030
 Research & development                            370,438              375,015             746,282         768,532
                                            --------------        -------------      --------------    ------------
 Total operating expenses                        2,006,660            1,694,740           3,981,278       3,313,562
                                            --------------        -------------      --------------    ------------
OPERATING INCOME (LOSS)                            326,032              (32,251)            705,139         (99,699)

OTHER INCOME (EXPENSE)
 Interest income                                    44,820               51,788              90,795         103,291
 Interest expense                                  (14,777)             (16,051)            (33,739)        (28,043)
 Miscellaneous                                      (2,666)                 223              (2,222)            467
                                            --------------        -------------      --------------    ------------
TOTAL OTHER INCOME                            $     27,337          $    35,960         $    54,834      $   75,715

INCOME (LOSS)
BEFORE INCOME TAXES                                353,409               (1,291)            759,973         (23,984)

PROVISION (BENEFIT)
FOR INCOME TAXES                                   113,100                    0             242,100          (3,000)
                                            --------------        -------------      --------------    ------------
NET INCOME (LOSS)                              $   240,309          $    (1,291)        $   517,873      $  (20,984)
                                            --------------        -------------      --------------    ------------
                                            --------------        -------------      --------------    ------------

RETAINED EARNINGS,
BEGINNING OF PERIOD                              5,262,977            4,225,308           4,985,413       4,245,001
                                            --------------        -------------      --------------    ------------
RETAINED EARNINGS,
END OF PERIOD                                   $5,503,286           $4,224,017          $5,503,286      $4,224,017
                                            --------------        -------------      --------------    ------------
                                            --------------        -------------      --------------   -------------
EARNINGS PER SHARE;
 Primary and Fully Diluted                           $0.06                $0.00               $0.12           $0.00
                                            --------------        -------------      --------------    ------------
                                            --------------        -------------      --------------    ------------


      See accompanying notes to condensed consolidated financial statements

                             BIO-LOGIC SYSTEMS CORP
                                   FORM 10Q-SB

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended August 31,
                                                                       --------------------------------------
                                                                               1995            1994
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (Loss)                                                          $ 517,873        $ (20,984)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Depreciation and amortization                                            177,111           158,974
       Provision for bad debts                                                    6,000             3,000
       Provision for inventory valuation                                         78,677            42,422
       Deferred income taxes                                                          0                 0
       (Increases) decreases in assets:
           Accounts receivable                                                    6,675         (103,213)
           Inventories                                                        (259,942)         (395,084)
           Income taxes receivable                                                    0          (50,923)
           Prepaid expenses                                                    (29,127)          (42,626)
       Increases (decreases) in liabilities:
           Accounts payable                                                   (274,209)            83,241
           Accrued liabilities and deferred revenue                           (135,892)          (65,877)
           Accrued income taxes                                                 (9,750)          (69,522)
                                                                       ----------------   ---------------

                Net cash flows from operating activities                         77,416         (460,592)
                                                                       ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                        (74,014)         (101,130)
   Investments in other assets                                                (194,822)         (160,195)
   Purchases of investments held to maturity                                  (730,198)                 0
   Proceeds from sales of investments                                                 0           217,429
   Proceeds from maturities of investments                                      738,189                 0
                                                                       ----------------  ----------------
   Net cash flows from investing activities                                   (260,845)          (43,896)
                                                                       ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                                        9,917            24,070
   Payments of long-term debt                                                  (54,708)          (51,199)
                                                                       ----------------  ----------------
   Net cash flows from financing activities                                    (44,791)          (27,129)
                                                                       ----------------  ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (228,220)         (531,617)

CASH AND CASH EQUIVALENTS - Beginning of period                               1,187,388         1,010,329
                                                                       ----------------  ----------------
CASH AND CASH EQUIVALENTS - End of period                                     $ 959,168         $ 478,712
                                                                       ----------------  ----------------
                                                                       ----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

   Cash paid during the period for:


       Interest                                                                $ 35,164          $ 33,191
                                                                       ----------------  ----------------
                                                                       ----------------  ----------------
       Income Taxes                                                           $ 251,850         $ 128,100
                                                                       ----------------  ----------------
                                                                       ----------------  ----------------

      See accompanying notes to condensed consolidated financial statements

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year. Inventories

2.  INVENTORIES

    Inventories principally consist of components, parts and supplies.

3.  NET INCOME PER SHARE

    Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,354,131 and 4,231,430 for the quarters ended August 31, 1995 and 1994, respectively, and 4,284,691 and 4,229,018 for the six months ended August 31,1995 and 1994, respectively.

    Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average for computing fully diluted earnings per share were 4,361,289 and 4,239,911 for the quarters ended August 31, 1995, and 1994, respectively, and 4,310,625 and 4,237,499 for the six months ended August 31, 1995 and 1994, respectively.

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

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


           Deferred tax assets and liabilities as of August 31, 1995 are comprised of the following:



                    Deferred tax liabilities:
                         Depreciation                  $    76,802
                         Research and Development          123,246
                                                       ------------

                    Total Deferred Tax Liabilities         200,048


                    Deferred tax assets:
                         Accounts Receivable                51,318
                         Inventory                          70,813
                         Vacation                           12,601
                         Warranty                           60,774
                         Other                               4,327
                         Tax credit carry-forwards          11,586
                            Less: current deferred tax-
                                  DISC income deferral     (72,292)
                                                       ------------

                    Total deferred current tax
                      assets - net                         139,442

                    Net deferred tax liability         $    60,606
                                                       ------------
                                                       ------------

5.  MARKETABLE SECURITIES

    Effective March 1, 1994, the company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115.)

    As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity debt securities. The entire Company's portfolio of debt securities has been classified as held-to-maturity and are stated at cost, with premiums amortized and discounts accreted using the simple-interest method.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


     Investment Securities Held-To-Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                      Gross         Gross         Estimated
                                   Amortized       Unrealized     Unrealized         Fair
                                      Cost            Gains         Losses           Value
                                  ------------    ------------   ------------    ------------
August 31, 1995
----------------
US Government securities          $ 3,347,109          $ 0         $ 6,823       $ 3,340,286


August 31, 1994
----------------
US Government securities          $ 4,125,572          $ 0        $ 44,277       $ 4,081,295


At August 31, 1995, the maturities of marketable securities held to maturity are as follows:

                                     Amortized         Estimated Fair
                                        Cost                Value
                                   --------------      --------------
Term to Maturity
------------------
Due one year or less                $ 1,627,509         $ 1,625,411
Due after one year through
   five years                         1,719,600           1,714,875
                                   --------------      --------------
               Total                $ 3,347,109         $ 3,340,286
                                   --------------      --------------
                                   --------------      --------------


6.  STOCK REPURCHASE

    On June 1, 1995 the Board of Directors of the Company authorized the repurchase, from time to time, of up to 100,000 shares of the Company's common stock. As of the date of this report, the Company had made no repurchases of its common stock.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

   As of August 31, 1995, Bio-logic Systems Corp., (the "Company") had working capital of $7,311,008 including $2,586,677 in cash, cash equivalents and short-term investments. In addition, as of August 31, 1995, the Company has long-term investments of $1,719,600 in US Government Treasury Notes. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

RESULTS OF OPERATIONS

   Net sales for the three and six month periods ended August 31, 1995 ("1995 three and six months") increased by approximately 32% and 40% to $3,444,762 and $7,111,749, respectively, as compared to $2,612,127 and $5,065,755 for the three and six month periods ended August 31, 1994 ("1994 three and six months"), respectively. Domestic sales increased 42% and 47% for the 1995 three and six months to $2,515,617 and $5,188,940, respectively, from $1,771,128 and
$3,524,289 for the 1994 three and six months, respectively. These increases reflect higher net sales in the majority of the Company's product lines, particularly the CeegraphTM, Navigator(R) and Traveler(R) models.

   Foreign sales for the 1995 three and six months were $929,145 and $1,922,809, respectively, compared to $840,999 and $1,541,466 for the 1994 three and six months, respectively, an increase of 10% and 25%, respectively. As a percentage of net sales, foreign sales contributed 27% for the 1995 three and six months, a decrease of 5% and 3%, respectively, from comparable 1994 periods.

   Cost of equipment sold as a percentage of net sales decreased to 32% and 34% in the 1995 three and six months, respectively, compared to 37% for the 1994 three and six months. This decrease in cost of sales is attributable to increased sales of higher margin products and increased efficiencies in the manufacturing processes.

   Selling, general and administrative expenses were $1,636,222 and $3,234,996 for the 1995 three and six months, respectively, compared to $1,319,725 and $2,545,030 for the 1994 three and six months, respectively. As a percentage of net sales , selling, general and administrative expenses decreased to 47% and 45% for the 1995 three and six months, respectively, from 51% and 50% for the 1994 three and six months, respectively. These increases in the 1995 three and six months reflect additional sales expenses, such as sales commissions and travel, plus additional costs associated with expanded sales activities.

   Research and development costs decreased by 1% and 3% to $370,438 and $746,282 for the 1995 three and six months, respectively, from $375,015 and $768,532 for the 1994 three and six months, respectively. As a percentage of net sales, total research and development costs decreased to 11% and 10% for the 1995 three and six months, respectively, compared to 14% and 15% for the 1994 three and six months, respectively. These decreases in the 1995 three and six months are attributable to the capitalization of approximately $76,400 and $135,000, respectively, in certain research and development costs associated with specific identifiable future products.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


   The Company had operating income of $326,032 and $705,139 for the 1995 three and six months, respectively, compared to operating loss of $37,251 and $99,699 for the 1994 three and six months, respectively. Operating profits for the 1995 three and six months were the result of significantly higher net sales and increased profit margins, which were slightly offset by higher selling, general and administrative expenses.

   Net interest income decreased to $57,056 from $75,248 for the six month periods ended August 31, 1995 and 1994, respectively. This decrease reflects lower investment returns and higher interest rates on long-term debt.

   The income tax provision of $113,100 and $242,100 or 32% of income before taxes for both the three and six month periods ended August 31, 1995, respectively, and the income tax benefit of $3,000, for the six month period ended August 31, 1994 or 13% of loss before income tax benefit differ from the federal statutory rate of 35% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

   The Company had net income of $240,309 and $517,873 or $0.06 and $0.12 per share for the 1995 three and six months, respectively, compared to net loss of $1,291 and $20,984 or $0.00 per share for the 1994 three and six months, respectively, resulting primarily from increased net sales, as previously discussed.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


Part II. OTHER INFORMATION


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's 1995 Annual Meeting of Shareholders (the "1995 Annual Meeting") was held on August 25, 1995.

     (b)  The following directors were elected at the 1995 Annual Meeting:

                         Gabriel Raviv, Ph.D.
                         Craig W. Moore

          The following are the other directors of the Company whose term of office continued after the 1995 Annual Meeting:

                         Gil Raviv
                         Charles Z. Weingarten, M.D.
                         Albert Milstein
                         Irving Kupferberg

          1. The following votes were cast in connection with the election of directors at the 1995 Annual Meeting:

                                                FOR             WITHHELD

                  Gabriel Raviv, Ph.D.       3,694,200           28,256
                  Craig W. Moore             3,693,203           28,909


          2. The following votes were cast with respect to the adoption of an amendmentto the Company's 1994 Stock Option plan, which increased the number of the Company's Common Stock which may be subject to options granted to any person in a calendar year to 100,000:

                       FOR                AGAINST                 ABSTAIN

                    3,551,203             151,023                  20,230

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


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

     23.       Consent of Independent Auditors (13)

     27.       Financial Data Schedule

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


-------------------------


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

     (13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1995.


(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1995.

                             BIO-LOGIC SYSTEMS CORP
                                  FORM 10-QSB


                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 10, 1995                       By: /s/ Gabriel Raviv
                                                 -----------------------
                                                 Gabriel Raviv, President



Date: October 10, 1995                       By: /s/ William K. Roenitz
                                                 -----------------------
                                                 William K. Roenitz,
                                                 Controller and Treasurer