Form 10QSB
period 1995-11-30
BIO LOGIC SYSTEMS CORP
filed 1996-01-16
CIK 355007

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended  November 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                           Commission File No. 0-12231


                             BIO-LOGIC SYSTEMS CORP.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   36-3025678
                     (I.R.S. Employer Identification Number)

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

             Class                          Outstanding at January 11, 1996
   Common Stock $.01 par value                       4,228,919 shares


                  Traditional Small Business Disclosure Format
                              Yes   X         No

TABLE OF CONTENTS
Part I.  Financial Information
                                                                          Page

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at November 30, 1995
         and February 28, 1995                                              3

         Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended November 30, 1995
         and 1994                                                           4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended November 30, 1995 and 1994                            5

         Notes to Condensed Consolidated Financial Statements,              6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  11


Signatures

                             Bio-logic Systems Corp
                                   Form 10Q-SB
Part I.            Financial Information
Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                  NOVEMBER 30, 1995      FEBRUARY 28, 1995
                                                                 -------------------     -------------------
                                                                       (Unaudited)
ASSETS

   CURRENT ASSETS
       Cash and cash equivalents                                      $ 1,534,244           $ 1,187,388
       Marketable securities                                            2,956,573             1,627,660
       Accounts receivable, net                                         3,539,553             3,105,769
       Inventories                                                      2,960,774             2,895,987
       Prepaid expenses                                                    59,887                91,144
       Deferred income taxes                                              139,442               139,251
                                                                   -----------------     -----------------

          Total current assets                                         11,190,473             9,047,199

PROPERTY, PLANT AND EQUIPMENT - Net                                     1,915,494             2,012,121
  MARKETABLE SECURITIES                                                         0             1,727,440

OTHER ASSETS                                                            1,006,765               712,924
                                                                  ------------------     -----------------

TOTAL ASSETS                                                         $ 14,112,732          $ 13,499,684
                                                                  ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
       Current maturities of long-term debt                           $   116,292          $    110,649
       Accounts payable                                                   479,227               698,410
       Accrued salaries & payroll taxes                                   614,346               513,558
       Accrued interest & other expenses                                  244,329               445,065
       Accrued income taxes                                               208,235               162,274
       Deferred revenue                                                   264,107               191,701
                                                                  ------------------     -----------------

       Total current liabilities                                        1,926,536             2,121,657

LONG-TERM DEBT - Less current maturities                                  720,332               808,726

DEFERRED INCOME TAXES                                                     200,048               200,048
                                                                  ------------------     -----------------

       Total liabilities                                                2,846,916             3,130,431
                                                                  ------------------     -----------------

SHAREHOLDERS' EQUITY:
       Capital stock, $.01 par value. Authorized10,000,000
        shares, issued and outstanding 4,227,869 shares at
        November 30, 1995 and 4,146,949 at February 28, 1995               42,279                41,469
       Additional paid-in capital                                       5,474,853             5,342,371
Retained Earnings                                                       5,748,684             4,985,413
                                                                  ------------------     -----------------

       Total shareholders' equity                                      11,265,816            10,369,253
                                                                 -------------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $14,112,732          $ 13,499,684
                                                                 ===================     =================


                See accompanying notes to condensed consolidated
                             financial statements.

                             Bio-logic Systems Corp
                                   Form 10Q-SB

      Condensed Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      November 30,                        November 30,
                                               -----------------------               --------------------
                                               1995               1994               1995            1994
                                             -------            --------           --------        --------
NET SALES                                 $ 4,008,417         $ 3,012,914       $ 11,120,166     $ 8,078,842

COST OF SALES                               1,390,843             999,932          3,816,175       2,851,825
                                         ------------         -----------       ------------    -------------
     Gross Profit                           2,617,574           2,012,982          7,303,991       5,227,017
                                         ------------         -----------       ------------    -------------

OPERATING EXPENSES:
     Selling, general & administrative      1,895,315           1,482,931          5,130,310       4,028,133
     Research & development                   393,563             417,525          1,139,845       1,186,057
                                         ------------         -----------       ------------    -------------

     Total operating expenses               2,288,878           1,900,456          6,270,155       5,214,190
                                         ------------         -----------       ------------    -------------

OPERATING INCOME                              328,696             112,526          1,033,836          12,827

OTHER INCOME (EXPENSE):
     Interest income                          46,251               51,065            137,046         154,356
     Interest expense                        (12,708)             (17,718)           (46,447)        (45,761)
     Miscellaneous                               358                  847             (1,864)          1,314
                                         ------------         ------------      ------------    -------------
TOTAL OTHER INCOME                            33,901               34,194             88,735         109,909

INCOME BEFORE
 INCOME TAXES                                362,597              146,720          1,122,571         122,736

PROVISION FOR INCOME TAXES                   117,200               18,000            359,300          15,000
                                         ------------         -----------       ------------    -------------

NET INCOME                                 $ 245,397            $ 128,720          $ 763,271       $ 107,736
                                         ============         ===========       ============    =============

RETAINED EARNINGS,                         5,503,287            4,224,017          4,985,413       4,245,001
                                         ------------         -----------       ------------    -------------
 BEGINNING OF PERIOD

RETAINED EARNINGS,
 END OF PERIOD                           $ 5,748,684          $ 4,352,737        $ 5,748,684     $ 4,352,737
                                         ============         ===========       ============    =============

EARNINGS PER SHARE:
     Primary and Fully Diluted                $ 0.06               $ 0.03             $ 0.18          $ 0.03
                                         ============         ===========       ============    =============


                See accompanying notes to condensed consolidated
                             financial statements.

                             Bio-logic Systems Corp
                                   Form 10Q-SB

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED NOVEMBER 30,
                                                                         ------------------------------
                                                                              1995            1994
                                                                             ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income                                                           $ 763,271          $107,736
     Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                          264,216           240,086
     Provision for bad debts                                                 21,000             3,000
     Provision for inventory valuation                                      160,390             3,750
     (Increases) decreases in assets:
         Accounts receivable                                               (454,784)         (473,193)
         Inventories                                                       (225,177)         (598,531)
         Income taxes receivable                                                  0           (17,625)
         Prepaid expenses                                                    31,066            14,527
     Increases (decreases) in liabilities:
         Accounts payable                                                  (219,183)           81,354
         Accrued liabilities and deferred revenue                           (27,542)          160,339
         Accrued income taxes                                                45,961           (69,713)
                                                                         -----------      ------------

              Net cash flows from operating activities                      359,218          (548,270)
                                                                         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                  (104,528)         (132,310)
     Investments in other assets                                           (356,902)         (170,890)
     Purchases of investments held to maturity                                               (691,259)
     Proceeds from sales of investments                                                       390,150
     Proceeds from maturities of investments                                398,527           724,480
                                                                        ------------      -----------

         Net cash flows from investing activities                           (62,903)          120,171
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                                133,292            25,307
     Payments of long-term debt                                             (82,751)          (77,442)
                                                                        ------------      ------------

         Net cash flows from financing activities                           (62,903)         (120,171)
                                                                        ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            346,856          (480,234)
CASH AND CASH EQUIVALENTS - Beginning of period                           1,187,388         1,010,329
                                                                         -----------      ------------

CASH AND CASH EQUIVALENTS - End of period                               $ 1,534,244       $   530,095
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:

         Interest                                                       $    50,119       $   48,359
                                                                      ==============     =============

         Income Taxes                                                   $   313,339       $  131,194
                                                                      ==============     =============


     See accompanying notes to condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------

1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Inventories principally consist of components, parts and supplies.

3.       NET INCOME PER SHARE

         Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,375,436 and 4,354,131 for the quarters ended November 30, 1995 and 1994, respectively, and 4,334,203 and 4,284,691 for the nine months ended November 30,1995 and 1994, respectively.

         Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average for computing fully diluted earnings per share were 4,380,583 and 4,361,289 for the quarters ended November 30, 1995, and 1994, respectively, and 4,356,609 and 4,310,625 for the nine months ended November 30, 1995 and 1994, respectively.

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

Deferred tax assets and liabilities as of November 30, 1995 are comprised of the following:


  Deferred tax liabilities:,
           Depreciation                            $    76,802
  Research and development                             123,246
                                                     -----------
  Total deferred tax liabilities                       200,048


  Deferred tax assets:
  Accounts receivable                                   51,318
  Inventory                                             70,813
  Vacation                                              12,601
  Warranty                                              60,774
  Other                                                  4,372
  Tax credit carry-forwards                             11,856
     Less: current deferred tax -
         DISC income deferral                          (72,292)
                                                     -----------

  Total deferred current tax assets-net                139,442

  Net deferred tax liability                          $ 60,606
                                                     ===========


5.       MARKETABLE SECURITIES

         Effective March 1, 1994, the company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115.)

         As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to- maturity debt securities. The entire Company's portfolio of debt securities has been classified as held-to-maturity and are stated at cost, with premiums amortized and discounts accreted using the simple-interest method.

         INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                                 GROSS             GROSS         ESTIMATED
                                                              UNREALIZED        UNREALIZED         FAIR
                                    AMORTIZED COST               GAINS             LOSES           VALUE
                                    --------------            ----------        ----------       ---------
NOVEMBER 30, 1995
-----------------
U.S. Government Securities            $ 2,956,573                $ 551               $ 0         $ 2,957,124

NOVEMBER 30, 1994
-----------------
U.S. Government Securities            $ 3,919,630                $ 0             $ 83,527        $ 3,836,103


At November 30, 1995, the maturities of marketable securitiesheld-to-maturity as follows:
                                                            ESTIMATED FAIR
                                     AMORTIZED COST              VALUE
TERM TO MATURITY                     --------------         ---------------
----------------
Due one year or less                  $ 2,956,573            $ 2,957,124
Due after one year through
  five years                                    0                      0
                                     --------------         ---------------
                    Total             $ 2,956,573            $ 2,957,124
                                     ==============         ===============


6.       STOCK REPURCHASE

         On June 1, 1995 the Board of Directors of the Company authorized the repurchase, from time to time, of up to 100,000 shares of the Company's common stock. As of the date of this report, the Company had made no repurchases of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1995, Bio-logic Systems Corp., (the "Company") had working capital of $9,263,937 including $4,490,817 in cash, cash equivalents and short-term investments. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

RESULTS OF OPERATIONS

         Net sales for the three and nine month periods ended November 30, 1995 ("1995 three and nine months") increased by approximately 33% and 38% to $4,008,417 and $11,120,166, respectively, as compared to $3,012,914 and
$8,078,842 for the three and nine month periods ended November 30, 1994 ("1994 three and nine months"), respectively. Domestic sales increased 36% and 42% for the 1995 three and nine months to $3,308,546 and $8,497,486, respectively, from $2,439,414 and $5,963,876 for the 1994 three and nine months, respectively. These increases reflect higher net sales in the majority of the Company's product lines, particularly the CeegraphTM, and Navigator3/4 models.

         Foreign sales for the 1995 three and nine months were $699,871 and $2,622,680, respectively, compared to $573,500 and $2,114,966 for the 1994 three and nine months, respectively, an increase of 22% and 24%, respectively. As a percentage of net sales, foreign sales contributed 17% and 24% for the 1995 three and nine months, respectively, a decrease of 2% from both the 1994 three and nine months.

         Cost of equipment sold as a percentage of net sales increased to 35% and decreased to 34% for the 1995 three and nine months, respectively, compared to 33% and 35% for the 1994 three and nine months, respectively. The increase in cost of sales in the 1995 three months is due in part to volume sales discounts on multiple system orders, while the overall decrease in cost of sales for the 1995 nine months is attributable to increased sales of higher margin products and increased efficiencies in the manufacturing processes.

         Selling, general and administrative expenses were $1,895,315 and $5,130,310 for the 1995 three and nine months, respectively, compared to $1,482,931 and $4,028,133 for the 1994 three and nine months, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 47% and 46% for the 1995 three and nine months, respectively, from 49% and 50% for the 1994 three and nine months, respectively. These increases in the 1995 three and nine months reflect additional sales expenses associated with higher net sales, such as sales commissions and travel, plus additional costs associated with an expanded sales function.

         Research and development costs decreased by 6% and 4% to $393,563 and $1,139,845 for the 1995 three and nine months, respectively, from $417,525 and $1,186,057 for the 1994 three and nine months, respectively. As a percentage of net sales, total research and development costs decreased to 10% for both the 1995 three and nine months compared to 14% and 15% for the 1994 three and nine months, respectively.

These decreases in the 1995 three and nine months are attributable in part to the capitalization of approximately $83,400 and $218,400, respectively, in certain research and development costs associated with specific identifiable future products. The Company continues to place a significant emphasis on research and development.

         The Company's operating income increased by approximately 200% and 8,000% to $328,696 and $1,033,836 for the 1995 three and nine months, respectively, compared to $112,526 and $12,827 for the 1994 three and nine months, respectively. These operating profits for the 1995 three and nine months were the result of significantly higher net sales and increased profit margins, slightly offset by higher selling, general and administrative expenses.

         Net interest income decreased to $90,599 from $108,595 for the 1995 and 1994 nine months, respectively. This decrease reflects lower investment returns and higher interest rates on long-term debt.

         The income tax provision of $117,200 and $359,300 or 32% of income before taxes for both the 1995 three and nine months, respectively, and the income tax provision of $18,000 and $15,000 or 12% of income tax before taxes for both the 1994 three and the nine months, respectively, differ from the federal statutory rate of 35% due to various permanent tax differences.

         The Company had net income of $245,397 and $763,271 or $0.06 and $0.18 per share for the 1995 three and nine months, respectively, compared to $128,720 and $107,736 or $0.03 per share for both the 1994 three and nine months, respectively. The higher earnings reflect higher net sales from generally all the Company's product lines less expected increases in sales expenses, as previously discussed.

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

(13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1995.


(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 11, 1996                        By: /s/ Gabriel Raviv
                                                  ---------------------------
                                                  Gabriel Raviv, President


Date: January 11, 1996                        By: /s/ William K. Roenitz
                                                  ----------------------------
                                                  William K. Roenitz,
                                                  Controller and Treasurer