Form 10KSB
period 1996-02-29
BIO LOGIC SYSTEMS CORP
filed 1996-05-29
CIK 355007

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10K-SB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 1996

                                                        or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                           Commission File No. 0-12240


                            BIO-LOGIC SYSTEMS, CORP.
 -------------------------------------------------------------------------------

                 (Name of Small Business Issuer in its charter)


            Delaware                                36-3025678
- ----------------------------------      --------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


ONE BIO-LOGIC PLAZA, MUNDELEIN, ILLINOIS         60060-3700
- -----------------------------------------        --------------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code: (847) 949-5200
                                                ---------------------

              Securities registered under Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
     -------------------                             -------------------
            None                                           None


              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
- -------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                  No

         Check here if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10K-SB. |_|

         State the issuer's revenues for its most recent fiscal year:
          $14,602,000.

         As of May 21, 1996 the issuer had 4,229,319 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 21, 1996 was approximately $7.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                    Part III


Item 9.           Directors,
                  Executive Officers,                To be included in the
                  Promoters and Control              Proxy Statement to be
                  Persons; Compliance with           filed pursuant to
                  Section 16(a) of the               Regulation 14A not
                  Exchange Act                       later than 120 days
                                                     after the end of the
Item 10.          Executive Compensation             Registrant's fiscal year.

Item 11.          Security Ownership
                  of Certain Beneficial
                  Owners and Management

Item 12.          Certain Relationships
                  and Related Transactions

                                     PART I


Item 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

                  Bio-logicR Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include digital electroencephalography, for routine and long-term monitoring, evoked response testing, computerized electromyography, polysomnography, topographic brain mapping, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as neurology, otolaryngology, audiology, anesthesiology, pulmonology, and psychiatry to aid in diagnosis of certain neurological, sensory, and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

                  The Company was incorporated under the laws of the State of Delaware in August 1981 as a successor to an Illinois corporation formed in March 1979. All references herein to the Company include, unless otherwise indicated, the operations of the Company and its wholly-owned subsidiaries. On July 1, 1994, the Company acquired certain assets and assumed certain liabilities of Neuro Diagnostics, Inc. ("NDI"), a wholly-owned subsidiary of Luther Medical Products, Inc. NDI, now a wholly-owned subsidiary of the Company, develops, manufactures and distributes high technology human nervous system testing equipment for use by hospitals, clinics and physicians. The Company's executive offices are located at One Bio-logic Plaza, Mundelein, Illinois 60060-3700.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  The Company operates in one business segment: the design, development, assembly and marketing of computerized medical electro-diagnostic systems for use in the health care field.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS

                  Bio-logic designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include computerized electroencephalography, for routine and long-term monitoring, topographic brain mapping, and evoked response testing, sleep analysis and computerized electromyography. These tests are typically used by medical practitioners specializing in fields such as neurology, psychiatry, audiology, otolaryngology, anesthesiology and psychology to aid in diagnosis of certain neurological, psychiatric and sensory disorders, psychological and learning disorders, brain disorders and tumors.

                  Bio-logic's systems are in modular form and consist of IBM* PC compatible microcomputers purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software which enables medical personnel to administer diagnostic tests, to control various aspects of the testing and to record and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis and that cost effectiveness and ease of operation are important competitive advantages of its systems.

                  The Company's systems perform tests by means of computer programs which are controlled by flexible software. The monitor screen displays a menu of instructions prompting the operator to input information, test parameters or specific hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. The Company's systems can be expanded beyond the main system to include remote monitors or "data analysis stations." Data can be collected on the main system and analyzed on data analysis stations placed in convenient locations. Because the Company's system is compatible with the IBM PC, the user's IBM compatible computer can be converted into a data analysis station for a Bio-logic system, and a variety of commercially available programs, such as word processing and database management, can be used.

                  Bio-logic is incorporating remote communications capabilities in its product lines through both modem communications and computer networks. These new information capabilities provide (a) the ability to view in real time tests being conducted on a remote system, which is particularly useful for consultation during monitoring in the operating room in connection with tests performed in alternate sites outside the hospital; (b) electronic transfer of test results, reports and patient information among different systems; (c) review and analysis of records stored in a remote location; and (d) sharing of archiving media (such as optical disks) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of operations and minimize duplication of equipment by customers of the Company's systems.

                  The Company's systems are sold to hospitals, universities and private clinics and physicians to test and monitor patients as well as conduct research. Bio-logic has a continuing program to develop new applications of electro-diagnostic testing.

COMPUTERIZED ELECTROENCEPHALOGRAPH (EEG)

                  The Company's CeegraphTM line of computerized EEG systems, records, displays, stores, and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph offers the user the option of storing the information in digital form for later display on a color monitor. This allows the user added flexibility in display and analysis capabilities. Furthermore,
- --------
         *        A trademark of International Business Machines Corp.

digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data thereby significantly reducing paper supply and storage expenses.

                  The Ceegraph line includes a series of several products ranging from a hardware and software kit, which the customer can add to its IBM-compatible computer to create a digital EEG system, to a portable EEG system and an advanced stationary system with multiple capabilities for EEG, quantitative EEG analysis, and other neurological applications. The Ceegraph line also includes a Ceegraph Reader(TM) which permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $25,000 to $60,000 depending upon the model.

                  A video option allows videotape recording of a patient during EEG acquisition. Computerized control of the VCR provides synchronous recording of EEG and video for long-term epilepsy monitoring and other applications.

                  SmartPack(TM) (patent pending), a software option available with the Ceegraph line, is an innovative data compression process that saves about 60% in storage and archiving space. Data compression is performed in real-time with no loss of information.

                  The Ceegraph Traveler(R) is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable PCMCIA hard disk. Data can immediately be reviewed and analyzed by the Ceegraph analysis program and subjected to automatic spike and seizure analysis.

QUANTITATIVE EEG

                  The Company offers a series of products for advanced analysis of EEG and evoked potentials, including (i) topographic brain mapping, which is used, among other things, to evaluate the effects of drug treatments, psychiatric and other behavioral disorders and field distribution of epileptic spikes and seizures, (ii) dipole source localization, which is used in modeling and characterizing the intracranial source of brain electrical activity and as an aid in noninvasive evaluation of epilepsy, and (iii) compressed spectral array, a quantitative analysis of EEG spectra, which is used in intensive care and operating room monitoring. These products are priced from approximately $25,000 to $60,000 depending upon the model.

DISTORTION PRODUCT OTOACOUSTIC EMISSIONS TESTING

                  Distortion Product Otoacoustic Emissions (DPOAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. The system introduces two pure tones of known intensity and frequency parameters into the patient's ear canal and measures the small amplitude acoustic response generated by the outer hair cells in response to the signal. The measurement of an emission greater in amplitude that the level of the ambient acoustic noise suggests functional cochlear structures. DPOAE measurements are used in clinical practice to diagnose hearing/auditory impairments. They can also be used in hospital neonatal intensive care units or well-baby nurseries as a peripheral hearing screening tool.

EVOKED RESPONSE TESTING

                  Evoked response testing is an accepted, non-invasive and objective technique for evaluating the peripheral and central nervous systems. An evoked response test measures the reaction to a stimulus by monitoring the electrical activity in the patient's brain. By comparing the magnitude and timing of the response in a particular patient to normal patterns of response, a physician is aided in his evaluation of the patient's neurological pathways.

                  Evoked response testing facilitates the diagnosis of a number of disorders. Evoked response testing provides information that can be used in the investigation of neurological and sensory disorders, brain tumors, and damage to the brainstem. The Company provides modular systems which can perform auditory, visual and somatosensory evoked response tests. The auditory evoked response testing evaluates the function and disorders of the central and peripheral auditory system. Visual testing is used to diagnose disorders of the visual system and somatosensory testing is used to test various segments of the central nervous system.

                  The evoked response tests performed by the Company's systems may be used to test hearing and sight of patients who are unable to communicate effectively, such as infants and mentally impaired individuals. Evoked response testing may also be utilized in intensive care units as a method of confirming brain death. Sensory evoked potentials are now being utilized in an increasing number of cases to monitor neural function during surgery. In addition, pharmacologists are using these measurements to study the interaction of drugs and their effects on living organisms, and researchers have used the test data to study the effects of pollution and chemicals on the human body. The approximate selling price of an evoked response system ranges from $15,000 to $35,000 depending upon the number and types of tests included.

                  The Company's systems may be used to conduct and analyze other diagnostic tests. Otolaryngologists (physicians specializing in the treatment of diseases of the ear, nose and throat) can perform electronystagmography (ENG) testing, which is a means of evaluating a patient's sense of balance by measuring movements of the eye in response to stimulation of the inner ear balance system.

                  Ophthalmologists and neurologists may use the system to conduct electroretinogram (ERG) and electro-oculogram (EOG) testing. The ERG measures the electrical activity of the eye in response to light. ERG results are used in the diagnosis and monitoring of retinitis pigmentosa and other hereditary retina diseases. The EOG is a recording and analysis of eye movement and position. EOG results are used in the diagnosis and monitoring of inherited disorders in vision, early diabetic retinopathy, macular degeneration, diffuse cone degeneration, Beat's dystrophy, and congenital night blindness. Both ERG and EOG provide insight into the nature and extent of the disease process and thereby can aid specific diagnosis of some diseases.

COMPUTERIZED POLYSOMNOGRAPHY

                  SleepscanTM is a computerized system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia, and narcolepsy.

Other specialities analyze sleep patterns to study mental disorders like depression, sexual dysfunction, and more.

                  A routine sleep study entails whole-night recordings of brain electrical activity, muscle movement, air flow, respiratory effort, oxygen levels and EKG. These recordings result in over 1,000 pages of paper traces which have to be reviewed, analyzed, scored by a specialist, and summarized in a report. This process is costly and time consuming.

                  Sleepscan stores all the information digitally on magnetic and optic media. A high resolution fast display offers an alternative to costly and bulky paper. This flexible system enables the user to specify rules to be used during analysis. This analysis can rapidly be performed by the computer, and the results are summarized graphically and incorporated in a detailed report which is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan offers savings in time and the cost of paper and paper storage. Sleepscan is interfaced with an EEG System, and is priced from approximately $25,000 to $60,000 depending on the model.

                  The Company also offers a portable Sleepscan Express system with 32-channel recording capability and built-in oximeter. Whereas other portable sleep analysis systems provide only summary analysis and fewer channels, the Sleepscan Express is the first truly portable sleep system with full data disclosure of up to 32 channels. Records can be analyzed on other desktop Sleepscan systems.

                  Bio-logic is currently marketing and distributing all of its own sleep products in the United States, having terminated an agreement in April 1995 with Puritan-Bennett Corporation ("P-B") providing for the exclusive marketing and distribution of certain Sleepscan products and accessories by P-B in the United States. See "Sales and Marketing."

COMPUTERIZED ELECTROMYOGRAPHY

                  The Company's EMG NavigatorR is used in the field of electromyography (EMG). EMG systems are typically used by neurologists to aid in the assessment of neuromuscular function. The EMG Navigator allows digital processing, display and storage of neuromuscular information, together with contemporaneous display of muscular activity, which previously had been available only through the utilization of traditional analog displays. The EMG Navigator complements the Company's product line in that it is intended to meet the electro-diagnostic needs of neurologists and neuropsychologists. The Company introduced a new EMG system called the ExplorerTM in early fiscal 1995. In addition, NDI's products are used in electrodiagnostic studies that include electromyography and evoked potential testing. These tests are typically performed by neurologists, physiatrists, and electrodiagnostic technicians to diagnose nerve and muscle disorders.

BRAIN MAPPING

                  The Company offers a series of Brain AtlasR systems, which vary depending on features and capabilities. Brain Atlas detects, and presents a series of topographical maps which actively display in color on the computer screen, the on-going electrical activity of the brain.

The different colors and shades indicate the magnitude of positive or negative electroencephalograph (EEG) voltages simultaneously measured at various scalp locations. The Brain Atlas has the capability of providing an on-line, simultaneous display of voltage-time plots and topographic maps. The maps displayed can be stopped, moved forward or reversed one frame at a time when the clinician wants to pinpoint an exact time period for detailed analysis. The data acquired can be printed out immediately on a multi-color printer for a permanent patient record or stored on disk for future evaluation and printing.

PRODUCT DEVELOPMENT

                  Bio-logic's development activities consist primarily of developing new products and adding new features to and enhancing the capabilities of the existing products. Refinements to the Company's systems are also developed in response to users' suggestions. During fiscal 1996 and 1995, Bio-logic expended $1,536,671, and $1,514,276, respectively, for research and development.

                  The Company's research and product development activities include further development of the Bio-logic Ceegraph, a computerized EEG which contains high-definition resolution graphics; Ceegraph Express, a portable EEG system; Sleepscan, a system for computerized polysomnography; Sleepscan Express, a portable system with full data disclosure; and the Explorer, an EMG system for measuring muscle activity. The Company has and is continuing to develop Distortion Otoacoustic Emission (DPOAE) equipment for the audiology market, a channel evoked potential system, an 8-channel EMG/EP system for intraoperative monitoring, a polysomnography system with ultra-high color resolution and long-term monitoring for the sleep market. The Company has also developed an EEG system with long-term video monitoring and spike/seizure detection for the Epilepsy Monitoring market.

                  The latest development is a 24-channel ambulatory recorder for EEG and sleep. The system features continuous data disclosure saved on high-capacity PCMCIA removable minute hard disks. The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

                  The Company's brain mapping system, the Brain Atlas, was developed by a wholly-owned subsidiary under a research and development agreement with a limited partnership (the "Partnership"). On August 31, 1995, the Company purchased the assets of the Partnership, consisting of the rights to the brain mapping technology, for $60,000.

                  The Company is a party to a number of other research and development agreements under which, as of February 29, 1996, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 29, 1996, the Company has paid royalties of $793,158 under such agreements.

SALES AND MARKETING

                  The Company's marketing efforts are directed at medical practitioners, hospitals and clinics. Sales are presently conducted by sales representatives and independent dealer organizations covering the United States and Canada. Some of these distributors may also represent other companies offering products competitive with those of the Company. The Company's marketing efforts are directed and controlled from its corporate headquarters in the Chicago area. The Company has an overseas office to cover European and Middle Eastern markets and has arrangements with foreign distributors to sell the Company's products overseas, including the Far East and Latin America. No one customer or distributor has accounted for over 10% of the Company's revenues.

                  To demonstrate, promote and market its systems, Bio-logic attends seminars and trade shows organized by others and sponsors its own educational and sales oriented seminars throughout the United States. Selling and marketing programs include operations of the European sales office and sales and other product brochures and direct mail programs.

                  Bio-logic is currently marketing and distributing all of its own sleep products in the United States, having terminated an agreement in April 1995 with P-B providing for the marketing and distribution of Sleepscan products by P-B.

FOREIGN SALES

                  During fiscal 1996, export sales increased to $3,545,660, or approximately 24% of net sales, compared to $3,442,238, or approximately 29% of net sales, in fiscal 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for sales of some of its systems to foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations may adversely affect the Company's foreign business.

CUSTOMER TRAINING, SUPPORT AND MAINTENANCE

                  In connection with the installation of a system, the independent dealer's sales representative or, if the sale was made directly by the Company, the Company's customer support personnel, train medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operations. The Company continues to support its technical and customer training staff. Foreign sales are supported by the foreign distributors. The Company's practice is to offer without additional charge a one year limited warranty on its software and equipment for parts and labor. The Company has experienced satisfactory field operating results and warranty expense has been insignificant to date. The manufacturers of the microcomputer included in the Company's systems provide a one year warranty against defects and have service capabilities throughout the United States. In addition, the Company offers its customers service and maintenance agreements for an additional fee. Service fees have been insignificant to date. Software enhancements developed by the Company are typically distributed to system users for a minimal fee.

ASSEMBLY, SYSTEM HARDWARE AND SOURCES OF SUPPLY

                  The Company assembles its systems by integrating microcomputers, monitors and printers and certain standard components manufactured by other manufacturers, with peripherals and other hardware including circuit boards and certain electronic components manufactured by Bio-logic and software packages which it has developed. The Company's systems are composed of IBM PC compatible microcomputers, appropriate printers and mass storage media such as Winchester hard disks, floppy diskettes and optical or laser disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers.

                  The microcomputer is non-dedicated and therefore adaptable for a wide variety of applications. Making a program change or adding a new capability usually requires only the interchanging of floppy diskettes.

                  The Company performs quality control and testing procedures on all systems prior to delivery.

PATENTS AND TRADEMARKS

                  The Company currently owns five patents covering certain aspects of its brain mapping system and other technology developed by the Company and has one additional application pending. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, Navigator and Traveler. The Company has developed a number of unpublished computer software programs which are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

COMPETITION

                  The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, NCI , Inc., Nihon-Koden Corporation, Teca Corp., and Cadwell Laboratories, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered in, and the cost effectiveness of, its integrated system. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.

GOVERNMENT REGULATION

                  The Company's products, to the extent they are deemed medical devices, are subject to government regulation by the United States Food and Drug Administration ("FDA") and accordingly, unless determined to be exempt, are subject to the preclearance procedures of the FDA before reaching the market.

                  Under FDA regulations, a medical device is classified as either a Class I device, which is subject only to general control provisions, a Class II device which, in addition to applicable general controls, will be made subject to future performance standards developed by the FDA, or a Class III device which, in addition to applicable general controls, is subject to FDA premarket approval.

                  The Company's systems have been classified as Class II medical devices as such term is defined in the regulations promulgated by the FDA. The Company has filed 510(K) applications (notifications of intention to market) with the FDA, and the FDA advised that the Company's evoked response system including brain mapping capabilities was "substantially equivalent to one marketed in interstate commerce prior to May 28, 1976", thus permitting the Company to market these medical devices. The Company continues to advise the FDA as modifications and additions are made to its systems.

                  In addition, all manufacturers of medical devices are required to register with the FDA and to adhere to certain "good manufacturing practices" and "good laboratory practices", which prescribe recordkeeping procedures and provide for the unscheduled inspection of facilities.

EMPLOYEES

                  As of February 29, 1996, the Company employed 83 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

        NAME                               AGE             POSITION

        Gabriel Raviv, Ph.D.               45              President, Chief
                                                           Executive Officer,
                                                           Director

        Thomas S. Lacy                     53              Vice
                                                           President-Marketing
                                                           and Sales

                  Gabriel Raviv has been a Director of the Company since the Company commenced operations in March 1979. He was Vice President of the Company from March 1979 until February 1981, when he became President and Chief Executive Officer. He is a member of the Board of Trustees of the Mid-West Bio-Laser Institute and an Adjunct Professor at Northwestern University. From October 1975 until January 1981, Dr. Raviv was the director of the Clinical Research Instrumentation Laboratory at Evanston Hospital (an affiliate of Northwestern University). Dr. Raviv received his M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from Northwestern University.

                  Thomas Lacy has been Vice President-Marketing and Sales of the Company since January 1994. Prior thereto he was Vice President-International of Packard Instrument Corporation from July 1992 until July 1993 and Vice President-General Manager of Packard Instrument Company from September 1988 until July 1992.

Item 2.  PROPERTIES

                  The Company's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The building and property are owned by the Company, subject to Industrial Development Bond financing in the original principal amount of $1,600,000. As collateral for the Bond, the Company granted the municipality a mortgage on the property.

                  The Company also leases two offices overseas, one of which is occupied pursuant to a lease providing for an annual rental of approximately $11,700, subject to annual increases. The other office is subleased on a month-to-month basis for approximately $3,200 per month.

Item 3.  LEGAL PROCEEDINGS

                  The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II



Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      PRICE RANGE OF SECURITIES

                  The Company's Common Stock is listed on the Nasdaq National Market under the symbol BLSC. The Company's Warrants are listed in the "pink sheets" but have not been priced since December 1990. The following tables set forth the high and low sales prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. These quotations are rounded to the nearest 1/16.

                                                HIGH                   LOW
                                             SALES PRICE           SALES PRICE
                                             -----------           -----------
FISCAL YEAR ENDED FEBRUARY 29, 1996

               1st Quarter                      $3 3/4               $2 1/8
               2nd Quarter                       5 5/8                3 1/4
               3rd Quarter                       5 1/4                4 3/8
               4th Quarter                           5                3 1/2

FISCAL YEAR ENDED FEBRUARY 28, 1995

               1st Quarter                       3 1/2                2 1/2
               2nd Quarter                       3 3/4                2 1/4
               3rd Quarter                       3 3/8                2 1/4
               4th Quarter                       3 1/2                1 3/4


                  (b)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                           As of May 21, 1996 there were approximately 314
record holders of the Company's Common Stock.

                  (c)      DIVIDENDS

                    The Company has never paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future. Under an agreement with the bank which purchased the Industrial Development Bond issued to finance construction of the Company's headquarters, the Company may not pay cash dividends during the term of the Bond without the prior written consent of the bank.

Item 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10K-SB along with said financial statements.

                                    FISCAL YEAR ENDED LAST DAY OF FEBRUARY,

                                        1996                      1995
                                        ----                      ----

Net sales                           $14,602,000               $12,072,674

Operating income                      1,204,459                   787,150

Net income (1)                          892,091                   740,412

Net income per share                        .21                       .18

Working capital                       9,428,915                 6,925,542

Total assets                         14,379,986                13,499,684

Long-term debt                          689,877                   808,726

Total liabilities                     2,982,675                 3,130,431

Shareholders'                        11,397,311                10,369,253
  equity

- ------------------------

(1) Includes net interest income of $114,412 and $137,972 in fiscal 1996 and 1995, respectively.

RESULTS OF OPERATIONS

                  FISCAL 1996 COMPARED TO FISCAL 1995

                  Net sales for fiscal 1996 were $14,602,000, a 21% increase from net sales of $12,072,674 during fiscal 1995. Domestic sales in fiscal 1996 increased by 28% to $11,056,340 from $8,630,436 in fiscal 1995. Foreign sales in fiscal 1996 increased by 3% to $3,545,660 compared to $3,442,238 for fiscal 1995. As a percentage of net sales, domestic and foreign sales for fiscal 1996 were 76% and 24%, compared to 71% and 29% in fiscal 1995, respectively. The increase in domestic sales reflects the continued increased market acceptance of the Ceegraph and Navigator product lines. The increase in foreign sales reflects market expansion of the Company's products in the Far East.

                  Cost of equipment sold increased to $5,044,415 during fiscal 1996 compared to $4,084,906 for fiscal 1995, and as a percentage of net sales, increased to approximately 35% during fiscal 1996 from approximately 34% during fiscal 1995. This slight increase in cost of equipment sold reflects lower gross profit associated with product discounting.

                  Selling, general and administrative expenses increased by approximately 20% to $6,816,455 during fiscal 1996 compared to $5,686,342 for fiscal 1995, and as a percentage of net sales, remained at 47% for both fiscal 1996 and 1995. Selling, general and administrative expenses for fiscal 1996 were higher primarily due to the expansion of the sales force, increased sales commissions and higher travel expenses.

                  Research and development expenses increased by approximately 1% to $1,536,671 during fiscal 1996, and as a percentage of net sales, decreased to approximately 11% in fiscal 1996 from 13% in fiscal 1995. During fiscal 1996 and 1995, the Company identified and capitalized certain research and development costs relating to software development. Research and development expenses relate to personnel costs for new products and enhancements to existing products. Bio-logic continues to place a significant emphasis on research and development.

                  For fiscal 1996, the Company had operating income of $1,204,459 compared to operating income of $787,150 for fiscal 1995. The increase in operating income for fiscal 1996 was due to higher net sales resulting in higher gross profit, which were primarily offset by higher selling, general and administrative costs.

                  The Company had net interest income of $114,412 for fiscal 1996 compared to $137,972 for fiscal 1995. The decline of net interest income is primarily due to lower interest income earned on marketable securities and higher interest expense on long term debt.

                  The provision for income taxes during fiscal 1996 was approximately 32% of income before taxes, compared to 21% of income before taxes in fiscal 1995. The tax provision in fiscal 1995 was lower due to the utilization of general business tax credits, not available in fiscal 1996.

                  The Company had net income of $892,091 or $.21 per share for fiscal 1996 compared to $740,412 or $.18 per share for fiscal 1995. The increase in net income was the result of higher net sales, which generated higher gross profits, partially offset by increases in selling, general and administrative cost, and higher provision for income taxes, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

                  Prospective investors are cautioned that the statements in this Annual Report on Form 10K-SB that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified elsewhere in this report or documents incorporated by reference herein.

                  As of February 29, 1996, the Company had working capital of $9,428,915; including $4,906,831 of cash, cash equivalents and short-term investments and $3,197,495 of accounts receivable. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 1996 was $961,025. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit will bear interest at the Bank's prime rate.

                  Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000. Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The holder of the Bond declined to exercise its right to require the company to purchase the Bond at 100% of the unpaid principal amount hereof on January 1, 1995. The outstanding principal amount of the Bond was approximately $808,000 at February 29, 1996.

                  The Company is a party to a number of research and development agreements under which, at February 29, 1996, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 29, 1996, the Company has paid royalties of $793,158 under such agreements.

                  At February 29, 1996, the Company had no material capital commitments. During fiscal 1995, the Company retired 127,450 shares of treasury stock, of which 100,000 shares were purchased by the Company in fiscal 1994 for $313,843 and the remaining 27,450 shares were purchased by the Company in fiscal 1991 for $51,488.

                  During fiscal 1989, the Company established a Foreign Sales Corporation (FSC) and discontinued its Domestic International Sales Corporation
(DISC). Accordingly, at February 28, 1989, the Company recorded deferred income taxes of approximately $373,200 (which was partially offset by general business tax credits) attributable to the DISC's unremitted earnings, the deferred taxes to be paid over six years. Accordingly, for the seven years ending fiscal year 1996 the Company recognized deferred DISC earnings of approximately $187,000 per year for tax purposes.

                  From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However , the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction will be completed.

NEW ACCOUNTING PRONOUNCEMENTS

                  In February 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Investments and Fair Value of Financial Instruments" which requires disclosures about derivative financial instruments - futures, forward, swap and option contracts, and other financial instruments with similar characteristics. SFAS No. 119 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 119 upon the Company is not expected to be material.

                  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that carrying values of long-lived assets and certain identifiable intangible assets be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value an impairment loss must be recognized. SFAS No. 121 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 121 upon the Company is not expected to be material to the Company's financial position or results of operations.

                  In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company intends to continue to measure compensation cost for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Item 7.           FINANCIAL STATEMENTS

                  The response to this item is submitted in a separate section of this report. See Table of Contents to Consolidated Financial Statements on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Effective January 24, 1996, the Company dismissed Deloitte & Touche LLP ("Deloitte"), its principal independent accountants. Also effective January 24, 1996, the Company engaged Grant Thornton LLP as its new principal independent accountants to audit its financial statements. Deloitte's report on the financial statements of the Company for each of the two fiscal years in the period ended February 28, 1995 contained no adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles. The Company's Board of Directors authorized the Company to pursue a change in auditors at a meeting held on January 24, 1996. Since the Company's engagement of Deloitte as its principal independent accountants, there have been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                  During each of the Company's two fiscal years in the period ended February 28, 1995 and subsequent thereto, there were no consultations with Grant Thornton LLP with regard to either the application of accounting principles as to any specific transaction, either completed or proposed, the type of audit opinion that would be rendered on the Company's financial statements, or any matter of disagreement with the Company's former accountants, Deloitte.

                                    PART III



                  The information called for by Items 9, 10, 11 and 12 of Part III has been omitted and will be included in the Registrant's proxy statement which will be filed not later than 120 days after the close of its fiscal year.

                                     PART IV


Item 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

  3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

  3.2   Certificate of Amendment to Certificate of Incorporation(7)

 10.1 Lease between the Company and Harris Trust & Savings Bank dated August 9, 1983(2)

 10.2 Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984(3)

 10.3 Real Estate Sale Contract between the Company and First National Bank of Lake Forest, as Trustee, dated December 23, 1985(4)

 10.4 Loan Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985(4)

 10.5 Mortgage and Security Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985(4)

 10.6 Bond Purchase Agreement between the Company and First American Bank of Dundee dated as of December 1, 1985(4)

 10.7 Agreement Among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company(5)

 10.8   Employment Agreement between the Company and Gabriel Raviv(5)

 10.9   Employment Agreement between the Company and Gil Raviv.(5)

10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation(6)

10.11   Agreement and General Release between the Company and Gil Raviv(9)

10.12   Letter dated May 2, 1994 from First American Bank to the Company(10)

10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc.(11)

10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc.(12)

  21.   Subsidiaries of the Company(8)

 23.1   Consent of Independent Auditors

 23.2   Consent of Independent Auditors

  (b)   REPORTS ON FORM 8-K

        On January 31, 1996, a Current Report on Form 8-K was filed by the Company with the Commission to report that on January 24, 1996 the Company dismissed Deloitte & Touches LLP, its principal independent accountants and engaged Grant Thornton LLP as its new principal accountants.


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

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

REPORTS OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...................... F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, February 29, 1996 and February 28, 1995..... F-4

  Consolidated Statements of Earnings for the Years Ended
      February 29, 1996 and February 28, 1995 ............................. F-5

  Consolidated Statements of Shareholders' Equity for the Years
      Ended February 29, 1996 and February 28, 1995........................ F-6

  Consolidated Statements of Cash Flows for the Years Ended
      February 29, 1996 and February 28, 1995.............................. F-7

  Notes to Consolidated Financial Statements............................... F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Bio-logic Systems Corp.:

         We have audited the accompanying consolidated balance sheet of Bio-logic Systems Corp. and subsidiaries as of February 29, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 29, 1996, and the consolidated results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                              GRANT THORNTON LLP

May 29, 1996
Chicago, Illinois

INDEPENDENT AUDITORS' REPORT





To the Shareholders and Board of Directors of Bio-logic Systems Corp.:

         We have audited the accompanying consolidated balance sheet of Bio-logic Systems Corp. and subsidiaries as of February 28, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such statements present fairly, in all material respects, the financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


May 5, 1995
Chicago, Illinois

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


ASSETS                                                                              1996                  1995
                                                                                    ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 3,249,071           $ 1,187,388
  Marketable securities                                                            1,711,760             1,627,660
  Accounts receivable, less allowance for doubtful accounts
    of $128,243 in 1996 and $133,098 in 1995                                       3,197,495             3,105,769
  Inventories                                                                      2,887,528             2,895,987
  Prepaid expenses                                                                   129,044                91,144
  Deferred income taxes                                                              239,609               139,251
                                                                                  ----------            ----------

           Total current assets                                                   11,414,507             9,047,199

PROPERTY, PLANT AND EQUIPMENT - Net                                                1,863,811             2,012,121

MARKETABLE SECURITIES                                                                                    1,727,440

OTHER ASSETS                                                                       1,101,668               712,924
                                                                                 -----------           -----------

TOTAL ASSETS                                                                     $14,379,986           $13,499,684
                                                                                  ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt                                           $   118,236           $   110,649
  Accounts payable                                                                   544,346               698,410
  Accrued salaries and payroll taxes                                                 500,412               513,558
  Accrued interest and other expenses                                                362,031               445,065
  Accrued income taxes                                                               213,735               162,274
  Deferred revenue                                                                   246,832               191,701
                                                                                  ----------            ----------

           Total current liabilities                                               1,985,592             2,121,657

LONG-TERM DEBT - Less current maturities                                             689,877               808,726

COMMITMENTS

DEFERRED INCOME TAXES                                                                307,206               200,048
                                                                                  ----------            ----------

           Total liabilities                                                       2,982,675             3,130,431

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding; 4,229,119 shares in 1996 and 4,146,949
    shares in 1995                                                                    42,291                41,469
  Additional paid-in capital                                                       5,477,516             5,342,371
  Retained earnings                                                                5,877,504             4,985,413
                                                                                  ----------            ----------

           Total shareholders' equity                                             11,397,311            10,369,253
                                                                                  ----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $14,379,986           $13,499,684
                                                                                  ==========            ==========


The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                               1996                  1995
                                                               ----                  ----
NET SALES                                                    $14,602,000           $12,072,674

COST OF SALES                                                  5,044,415             4,084,906
                                                              ----------            ----------

      Gross profit                                             9,557,585             7,987,768

OPERATING EXPENSES:
  Selling, general, and administrative                         6,816,455             5,686,342
  Research and development                                     1,536,671             1,514,276
                                                              ----------            ----------

       Total operating expenses                                8,353,126             7,200,618
                                                              ----------            ----------

OPERATING INCOME                                               1,204,459               787,150

OTHER INCOME (EXPENSE):
  Interest income                                                188,865               208,938
  Interest expense                                               (74,453)              (70,966)
  Miscellaneous                                                   (1,780)               13,790
                                                             -----------           -----------

TOTAL OTHER INCOME                                               112,632               151,762
                                                              ----------           -----------

INCOME BEFORE INCOME TAXES                                     1,317,091               938,912

PROVISION FOR INCOME TAXES                                       425,000               198,500
                                                              ----------            ----------

NET INCOME                                                   $   892,091           $   740,412
                                                              ==========            ==========


NET INCOME PER SHARE:

  Primary and fully diluted                                        $0.21                 $0.18
                                                                    ====                  ====


The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                               CAPITAL STOCK
                                               -------------         ADDITIONAL
                                          NUMBER OF                   PAID-IN          RETAINED        TREASURY
                                          SHARES         AMOUNT       CAPITAL          EARNINGS         STOCK            TOTAL
                                          ------         ------       -------          --------         -----            -----
BALANCE, MARCH 1, 1994                   4,240,537      $42,405       $5,660,734      $4,245,001      $(365,331)      $ 9,582,809

  Retirement of treasury stock            (127,450)      (1,275)        (364,056)                       365,331                 0

  Exercise of stock options                 33,862          339           45,693                                           46,032

  Net income                                                                             740,412                          740,412
                                      ------------    ---------    -------------      ----------     ----------      ------------

BALANCE, FEBRUARY 28, 1995               4,146,949      $41,469       $5,342,371      $4,985,413     $        0       $10,369,253

  Exercise of stock options                 82,170          822          135,145                                          135,967

  Net income                                                                             892,091                          892,091
                                      ------------    ---------     ------------       ---------     ----------       -----------

BALANCE, FEBRUARY 29, 1996               4,229,119      $42,291       $5,477,516      $5,877,504     $        0       $11,397,311
                                         =========       ======        =========       =========      =========        ==========



The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                                1996              1995
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                 $  892,091      $    740,412
  Adjustments to reconcile net income to net
    cash flows from (used in) operating activities:
  Depreciation and amortization                                                 326,953           276,723
    Provision for bad debts                                                      (4,855)           58,929
    Provision for inventory valuation                                           160,000           126,500
    Deferred income tax provision                                                 6,800           (22,500)
    (Increases) decreases in assets:
      Accounts receivable                                                       (86,871)       (1,286,108)
      Inventories                                                              (151,541)         (740,070)
      Prepaid expenses                                                          (37,900)           (2,286)
    Increases (decreases) in liabilities:
      Accounts payable                                                         (154,064)          356,036
      Accrued liabilities and deferred revenue                                  (41,049)           97,675
      Accrued income taxes                                                       51,461            92,752
                                                                             ----------       -----------

           Net cash flows from (used in) operating activities                   961,025          (301,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (106,883)         (143,307)
  Other assets                                                                 (460,504)         (307,506)
  Purchases of marketable securities held to maturity                          (730,198)       (1,314,035)
  Proceeds from marketable securities held to maturity                        2,373,538         2,301,936
                                                                              ---------        ----------

          Net cash flows from investing activities                            1,075,953           537,088

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                       135,967            46,032
  Payments on long-term debt                                                   (111,262)         (104,124)
                                                                              ---------        ----------

           Net cash flows from (used in) financing activities                    24,705           (58,092)
                                                                              ---------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         2,061,683           177,059

CASH AND CASH EQUIVALENTS - Beginning of year                                 1,187,388         1,010,329
                                                                              ---------        ----------

CASH AND CASH EQUIVALENTS - End of year                                      $3,249,071       $ 1,187,388
                                                                              =========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                                $    72,347      $     63,626
                                                                             ==========       ===========

    Income taxes                                                             $  366,739      $    156,194
                                                                              =========       ===========


The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



1.       BUSINESS

         Bio-logic Systems Corp. (the "Company") develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the Health Care Industry in North America, Europe and the Far East.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION - The consolidated financial statements include the Company and its wholly owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic '83 Research Corp. and Bio-logic International Corp., and its wholly owned foreign subsidiaries, Biologic Systems Corp., Ltd. and Bio-logic FSC International Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

         CASH, AND CASH EQUIVALENTS - Cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

         MARKETABLE SECURITIES - Marketable securities are comprised of U.S. Government securities with maturities of more than three months.

         INVENTORIES - Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

         OTHER ASSETS - Other assets consist primarily of capitalized research and development costs, patent costs and the cash value of officers' life insurance policies.

         REVENUE RECOGNITION FOR RESEARCH AND DEVELOPMENT CONTRACTS - Revenue from research and development contracts is recognized as related costs are incurred.

         INCOME TAXES - Effective March 1, 1993, Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $829,000 and $629,000 as of February 29, 1996 and February 28 1995, respectively.

         USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and bank overdrafts, and long-term debt. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable and bank overdrafts approximate their fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates fair value based on quoted prices of similar issuances at the reporting date. The carrying value of marketable securities is based on amortized cost and does not materially differ from their fair value.

         IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." which requires disclosures about derivative financial instruments - futures, forward, swap and option contracts, and other financial instruments with similar characteristics. SFAS No. 119 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 119 upon the Company is not expected to be material.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that carrying values of long-lived assets and certain identifiable intangible assets be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value an impairment loss must be recognized. SFAS No. 121 is effective for fiscal years commencing after December 15, 1995. The impact of adopting SFAS No. 121 upon the Company is not expected to be material to the Company's financial position or results of operations.

         In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company intends to continue to measure compensation cost for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

3.       MARKETABLE SECURITIES

         Effective March 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115).

         As required by SFAS 115, securities are classified into three categories: trading, held-to- maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity debt securities. The Company's entire portfolio of debt securities has been classified as held-to-maturity and is stated at cost, with premiums amortized and discounts accreted using the simple- interest method. For fiscal 1995, marketable debt securities with remaining maturities in excess of twelve months have been classified as non-current.

         Investment Securities Held-To-Maturity

         The amortized cost, unrealized gains, unrealized losses and estimated fair values of marketable securities are summarized as follows:

                                         Gross        Gross        Estimated
                         Amortized    Unrealized   Unrealized        Fair
                           COST          GAINS       LOSSES          VALUE

 FEBRUARY 29, 1996

 U.S. Government
 securities             $1,711,760      $3,642      $       0     $1,715,402
                         =========       =====       ========      =========

 FEBRUARY 28, 1995

 U.S. Government
 securities             $3,355,100     $      0      $46,255      $3,308,845
                         =========      =======       ======       =========


         At February 29, 1996, the maturities of marketable securities are as follows:

                                                              ESTIMATED FAIR
     TERM TO MATURITY            AMORTIZED COST                    VALUE
     ----------------            --------------                    -----

   Due one year or less            $1,711,760                   $1,715,402
                                    =========                    =========

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment comprise the following at February 29, 1996 and February 28, 1995:

                                                                      ESTIMATED
                                                                    USEFUL LIVES
                                            1996          1995       (IN YEARS)
                                            ----          ----       ----------

 Land                                     $  676,534     $  676,534
 Building                                  1,117,907      1,117,907       40
 Test and Shop equipment                     821,794        785,846        5
 Booths and exhibits                          69,849         69,849        5
 Office furniture and equipment            1,359,808      1,291,323        7
 Transportation equipment                    123,799        127,363        3
 Building improvements                       121,651        115,637       15
                                          ----------     ----------

 Total                                     4,291,342      4,184,459
 Less accumulated depreciation             2,427,531      2,172,338
                                           ---------      ---------

 Property, plant and equipment - net      $1,863,811     $2,021,121
                                           =========      =========


 Depreciation expense amounted to $255,193 and $269,127 for 1996 and 1995, respectively.

5.       CAPITALIZED RESEARCH AND DEVELOPMENT COSTS

         Capitalized research and development expense consists of costs incurred from when the product is determined to be technically feasible to the time the product is available for general release to customers. These costs consist primarily of internal research and development labor costs and outside development costs for software. Capitalized research and development costs are amortized over a 5 year period, which approximates the expected life of the product.

         Unamortized research and development costs amounted to $636,567 and $319,072 at February 29, 1996 and February 28, 1995, respectively. Amortization expense amounted to $55,547 and $45,477 in 1996 and 1995 respectively.

 6.      OPERATING LEASES

         The Company leases office and assembly facilities under long-term operating leases. Total rental expense amounted to $52,367 and $43,352 for 1996 and 1995 respectively.

         Future minimum annual rental commitments under these leases are as follows:

             1997                                             $11,709
             1998                                              12,972
             1999                                              14,235
             2000                                              14,235
             2001                                              14,235
             Thereafter                                       113,880


7.       LONG-TERM DEBT

         Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. In a letter dated May 2, 1994, the holder of the Bond did not exercise the right to require the Company to purchase the Bond at 100 percent of the then unpaid principal balance as of January 1, 1995. The interest rate on the Bond (6.6%) is 80 percent of the prime rate (8.25 percent at February 29, 1996). The office building and land are pledged as collateral for the Bond.

         The Company has obtained a commitment for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit, as of February 29, 1996, and February 28, 1995.

         Under the terms of the Bond agreement and the line of credit, the Company is to maintain average available non-interest-bearing deposits in amounts not less than ten percent of the unpaid balance of the Bond at the bank which purchased the Bond. The Company is also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricts the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond.

         Annual maturities of the Bond are as follows:

               1997                                     $ 118,236
               1998                                       126,343
               1999                                       135,005
               2000                                       144,262
               2001                                       154,153
               Thereafter                                 130,114
                                                         --------
                                                         $808,113

8.       INCOME TAXES

         The provision for income taxes is as follows:

                                       1996                     1995
                                       ----                     ----
 Current:
   Federal                           $348,900                 $170,000
   State                               69,300                   51,000
                                       ------                 --------

   Total current                      418,200                  138,000
 Deferred                               6,800                  (22,500)
                                     --------                 --------

 Total                               $425,000                 $198,500
                                      =======                  =======


         The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                             1996       1995
                                                             ----       ----
U.S. Federal statutory rate                                 35.0%       35.0%
Difference in foreign tax rate                              (5.3)       (6.8)
Foreign Sales Corporation (FSC) operations                  (1.1)       (1.5)
State income taxes, net of Federal income tax benefit        3.4         2.8
General business tax credits                                 (.9)      (12.3)
Other                                                        1.2         4.0
                                                            ----       -----
Effective income tax rate                                   32.3%       21.2%
                                                            ====        =====

         Deferred tax assets and liabilities as of February 29, 1996 and February 28, 1995 consists of the following:

                                                     1996            1995
                                                     ----            ----
Deferred tax liabilities:

Property, plant and equipment                      $  61,090        $  76,802
Capitalized research and development                 246,116          123,246
                                                     -------          -------

Total deferred tax liabilities                       307,206          200,048
                                                     -------          -------

Deferred tax assets:

Accounts receivable                                   49,550           51,318
Inventory                                             80,585           70,813
Vacation Accrual                                      20,360           12,601
Warranty Accrual                                      86,984           60,774
Other                                                  2,130            4,181

Tax credit carry-forwards                                              11,856
     Less: current deferred tax liability -
       DISC income deferral                                           (72,292)

Total deferred current tax assets - net              239,609          139,251
                                                     -------          -------

Net deferred tax liability                          $ 67,597         $ 60,797
                                                     =======          =======


         In 1989, the Company established a Foreign Sales Corporation (FSC) to replace its Domestic International Sales Corporation (DISC). Accordingly, deferred income taxes attributable to unremitted DISC earnings were recorded during 1989. During each of fiscal years 1996 and 1995, the Company recognized deferred DISC earnings in the amount of approximately $187,000 for tax purposes. The last of the remaining unremitted DISC earnings was recognized in the year ending February 29, 1996.


9.       NET INCOME PER SHARE

         Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. The weighted average shares for computing primary earnings per share were 4,329,445 and 4,220,040 for 1996 and 1995, respectively.

         Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at year-end market prices. The dilutive affect of stock options creates the difference between primary and fully diluted shares outstanding. The weighted average shares for computing fully diluted earnings per share were 4,344,913 and 4,227,823 for 1996 and 1995, respectively.


10.    STOCK OPTIONS AND  WARRANTS

         The Company's 1994 Incentive Stock Option Plan (the "Plan") permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 450,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date of grant. In the case of nonqualified options, the per share price may be at any amount determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value.

         A summary of option transactions under the Plan follows:


                                                        NUMBER OF          PER SHARE
                                                         SHARES           PRICE RANGE
                                                         ------           -----------
Outstanding at March 1, 1994                            270,237       $1.50    -     $5.17
Granted                                                 112,875        2.17    -      2.75
Cancelled                                               (13,417)       1.50    -      4.13
Exercised                                               (33,862)       1.26    -      1.83
                                                        -------

Outstanding at February 28, 1995                        335,833        1.50    -      5.17
Granted                                                 109,500        2.13    -      5.23
Cancelled                                               (43,879)       1.50    -      5.17
Exercised                                               (90,446)       1.26    -      3.03
                                                        -------

Outstanding at February 29, 1996                        311,008       1.26     -      5.23
                                                        =======

Exercisable at February 29, 1996                        150,650       1.50     -      4.75
                                                        =======

Exercisable at February 28, 1995                        232,946       1.26     -      5.17
                                                        =======

Reserved for future grants at February 29, 1996         139,277
                                                        =======

Reserved for future grants at February 28, 1995         204,898
                                                        =======


         In connection with the Company's 1986 stock offering, 258,750 warrants (including 33,750 to the underwriter) were issued. Each warrant entitles the holder to purchase one and one-half shares of common stock at an exercise price of $8.33 per share, subject to adjustment at any time commencing after the separation date, August 27, 1986, until May 31, 1998. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice, provided the closing price of the Company's common stock exceeds $11.67 per share for 20 consecutive trading days ending within 30 days of the date of notice.


11.      RESEARCH AND DEVELOPMENT ARRANGEMENTS

         In 1986, 1989 and 1991, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000 and $126,700, respectively. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sales of developed products. Royalties paid under these agreements amounted to approximately $207,000 in 1996 and 1995.

         In 1992, the Company entered into a research and development agreement with a third party under which the Company will receive the lesser of the amount of the grant, $246,428 or 50 percent of the actual expenditures relating to a specific development project. As of February 28, 1994, approximately $164,300 has been recognized under the grant. Other terms are similar to the earlier grants. As of February 29, 1996, no royalties have been incurred.


12.      EXPORT SALES

         Net foreign export sales are summarized as follows:

                                  1996                     1995
                                  ----                     ----

     Europe                    $1,076,163               $1,093,634
     Far East                   1,677,486                1,393,391
     Other                        792,011                  955,213
                               ----------               ----------

     Total                     $3,545,660               $3,442,238
                                =========                =========


         No significant sales were made by foreign subsidiaries in 1996 and 1995.


13.      EMPLOYEE BENEFIT PLAN

         The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. Employee contributions are matched by the Company at varying rates. The Company may also make discretionary contributions to the plan. Total contributions of $54,004 and $39,744 were made by the Company in 1996 and 1995 respectively.

14.      EMPLOYMENT AGREEMENTS

         The Company has executed an employment agreement with one of its key officers. Under the terms of the agreement, which extends through May 1996, the Company is obligated to pay contractually specified amounts in the event of the key officer's termination, disability or death.


15.      ASSET PURCHASE AGREEMENT

         As of July 1, 1994, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain immaterial liabilities of Neuro Diagnostics, Inc. ("NDI"), a wholly-owned subsidiary of Luther Medical Products, Inc. ("Luther") for cash of approximately $117,000.

16.      TREASURY STOCK RETIREMENT

         During 1995, 127,450 shares of the Corporation's common stock purchased in 1994 and 1991 for a total cost of $365,331, and held in treasury at February 28, 1994, were retired.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIO-LOGIC SYSTEMS CORP.
Date:  May 21, 1996
                                                  By: /S/ GABRIEL RAVIV
                                                  ----------------------------
                                                  Gabriel Raviv, President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ GABRIEL RAVIV              President, Chief Executive          May 21, 1996
- ---------------------------    Officer, Director (Principal
Gabriel Raviv                  Executive Officer)



/S/ CHARLES Z. WEINGARTEN      Director                            May 21, 1996
- ---------------------------
Charles Z. Weingarten, M.D.


/S/ WILLIAM K. ROENITZ         Controller and Treasurer            May 21, 1996
- ---------------------------    (Principal Financial Officer)
William K. Roenitz


/S/ GIL RAVIV                  Director                            May 21, 1996
- ---------------------------
Gil Raviv


/S/ IRVING KUPFERBERG          Director                            May 21, 1996
- ---------------------------
Irving Kupferberg


/S/ ALBERT MILSTEIN            Director                            May 21, 1996
- ---------------------------
Albert Milstein


/S/ CRAIG W. MOORE             Director                            May 21, 1996
- ---------------------------
Craig W. Moore

                                 EXHIBIT INDEX



 EXHIBIT                                                                  PAGE
 NUMBER                             DESCRIPTION                          NUMBER



   3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

   3.2        Certificate of Amendment to Certificate of
              Incorporation(7)

   10.1       Lease between the Company and Harris Trust &
              Savings Bank dated August 9, 1983(2)

   10.2 Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984(3)

   10.3       Real Estate Sale Contract between the Company and
              First National Bank of Lake Forest, as Trustee, dated December 23, 1985(4)

   10.4       Loan Agreement between the Company and Village of
              Mundelein, Illinois dated as of December 1, 1985(4)

   10.5       Mortgage and Security Agreement between the
              Company and Village of Mundelein, Illinois dated as of December 1, 1985(4)

   10.6       Bond Purchase Agreement between the Company and
              First American Bank of Dundee dated as of December 1, 1985(4)

   10.7 Agreement Among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (5)

   10.8       Employment Agreement between the Company and
              Gabriel Raviv(5)

   10.9           Employment Agreement between the Company and
                  Gil Raviv(5)

   10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic
                  International Corporation(6)

   10.11 Agreement and General Release between the Company and Gil Raviv(9)

   10.12 Letter dated May 2, 1994 from First American Bank to the Company (10)

   10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc.(11)

   10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro
                  Diagnostics, Inc.(12)

   21.            Subsidiaries of the Company(8)

   23.1           Consent of Independent Auditors

   23.2           Consent of Independent Auditors

- ----------------------

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