Form 10QSB
period 1996-05-31
BIO LOGIC SYSTEMS CORP
filed 1996-07-15
CIK 355007

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                               36-3025678
(State or other jurisdiction of incorporation or        (I.R.S. Employer
                  organization)                       Identification Number)

One Bio-logic Plaza, Mundelein, Illinois                      60060
(Address of principal executive offices)                   (zip code)

Registrant's telephone number, including area code (847-949-5200)

(Former address, if changed since last report): not applicable

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                NO  ___

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at July 12, 1996
         Common Stock $.01 par value                       shares


                  Traditional Small Business Disclosure Format

                           Yes X                  No ___

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                          Page

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets at May 31, 1996
           and February 29, 1996                                            3

           Condensed Consolidated Statements of Operations and
           Retained Earnings for the three months ended May 31,
           1996 and 1995                                                    4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended May 31, 1996 and 1995,                    5

           Notes to Condensed Consolidated Financial Statements             6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             10


PART II.   OTHER INFORMATION

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     12


SIGNATURES

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


PART 1.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MAY 31, 1996          FEBRUARY 29, 1996
                                                                        ----------------        -----------------
                                                                            Unaudited
ASSETS

     CURRENT ASSETS

         Cash and cash equivalents                                       $  1,615,364             $  3,249,071
         Marketable securities                                              1,707,840                1,711,760
         Accounts receivable, less allowance for doubtful accounts
              of $135,743 at May 31, 1996 and $128,243 at
              February 29, 1996                                             2,128,860                3,197,495
         Inventories                                                        2,935,541                2,887,528
         Prepaid expenses                                                     106,167                  129,044
         Deferred income taxes                                                239,609                  239,609
                                                                          -----------             ------------

                      Total current assets                                  8,733,381               11,414,507

              PROPERTY, PLANT AND EQUIPMENT - Net                           1,897,133                1,863,811

              MARKETABLE SECURITIES                                         1,502,179

              OTHER ASSETS                                                  1,159,968                1,101,668
                                                                         ------------             ------------

                      TOTAL ASSETS                                        $13,292,661              $14,379,986
                                                                           ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Current maturities of long-term debt                           $     120,212            $     118,236
         Accounts payable                                                     322,780                  544,346
         Accrued salaries & payroll taxes                                     380,216                  500,412
         Accrued interest & other expenses                                    267,727                  380,205
         Accrued income taxes                                                (137,306)                 213,735
         Deferred revenue                                                     256,879                  228,658
                                                                          -----------              -----------

                      Total current liabilities                             1,210,508                1,985,592

              LONG-TERM DEBT - Less current maturities                        658,913                  689,877
              COMMITMENTS
              DEFERRED INCOME TAXES                                           307,206                  307,206
                                                                          -----------              -----------

                      Total liabilities                                     2,176,627                2,982,675
                                                                           ----------               ----------

     SHAREHOLDERS' EQUITY:

     Capital stock, $.01 par value. authorized 10,000,000
         shares, issued and outstanding 4,229,219 shares at,
         May 31, 1996 and 4,229,119 at February 29, 1996                       42,292                  42,291

     Additional paid-in capital                                             5,477,878               5,477,516

     Retained Earnings                                                      5,595,864               5,877,504
                                                                          -----------             -----------

                      Total shareholders' equity                           11,116,034              11,397,311
                                                                           ----------              ----------

                      TOTAL LIABILITIES AND SHAREHOLDERS'
                           EQUITY                                         $13,292,661              $14,379,986
                                                                           ==========               ==========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                           MAY 31,

                                                                1996                   1995
                                                           --------------        ----------
NET SALES,                                                  $2,844,726            $3,666,987

COST OF SALES                                                1,060,646             1,313,262
                                                             ---------             ---------

Gross Profit                                                 1,784,080             2,353,725
                                                             ---------             ---------


OPERATING EXPENSES:
     Selling, general & administrative                        1,839,313             1,598,774
     Research & development                                    367,467               375,844
                                                             ---------             ---------

         Total operating expenses                            2,206,780             1,974,618
                                                             ---------             ---------


              OPERATING INCOME (LOSS)                         (422,700)              379,107

OTHER INCOME (EXPENSE):
     Interest income                                            60,578                45,975
     Interest expense                                          (13,154)              (18,962)
     Miscellaneous                                                 694                   444
                                                         -------------         -------------

              TOTAL OTHER INCOME                                48,118                27,457
                                                            ----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (374,582)              406,564

PROVISION (BENEFIT) FOR INCOME TAXES                           (92,942)              129,000
                                                            ----------            ----------

              NET INCOME (LOSS)                             $ (281,640)          $   277,564
                                                             =========            ==========

RETAINED EARNINGS, BEGINNING OF PERIOD                       5,877,504             4,985,413
                                                             ---------             ---------

RETAINED EARNINGS, END OF PERIOD                            $5,595,864            $5,262,977
                                                             =========             ---------

EARNINGS PER SHARE:

     Primary and Fully Diluted                                 $(0.07)                $ 0.07
                                                                =====                  =====




        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                          MAY 31,

                                                                               1996                1995
                                                                          --------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                         $  (281,640)          $   277,564

Adjustments to reconcile net income (loss) to net cash flows from (used in)
     operating activities:
         Depreciation and amortization                                         94,150                84,055
         Provision for bad debts                                                7,500                 3,000
         Provision for inventory valuation                                     77,325                77,250
         Deferred income taxes (Increases) decreases in assets:
              Accounts receivable                                           1,061,135              (462,575)
              Inventories                                                    (125,338)              (69,190)
              Prepaid expenses                                                 22,877                32,876
         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                                (221,566)             (432,667)
              Accrued liabilities and deferred revenue                       (204,453)               13,162
              Accrued income taxes                                           (351,041)              (10,850)
                                                                          -----------            ----------

                  Net cash flows from (used in) operating activities           78,949              (487,375)
                                                                        -------------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (88,162)              (25,183)
     Other assets                                                             (97,610)              (78,491)
     Purchases of marketable securities held to maturity                   (1,498,259)               (5,787)
                                                                           ----------           -----------

              Net cash flows from (used in) investing activities           (1,684,031)             (109,461)
                                                                           ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                      363                 1,070
     Payments of long-term debt                                               (28,988)              (27,127)
                                                                          -----------            ----------

              Net cash flows from (used in) financing activities              (28,625)              (26,057)
                                                                          -----------            ----------


INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,633,707)             (622,893)

CASH AND CASH EQUIVALENTS - Beginning of quarter                            3,249,071             1,187,388
                                                                           ----------             ---------

CASH AND CASH EQUIVALENTS - End of quarter                                 $ 1,615,364           $   564,495
                                                                            ==========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
         Interest                                                         $    13,154           $    19,538
                                                                           ==========            ==========
         Income Taxes                                                      $  243,657            $  139,850
                                                                            =========             =========


        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   INVENTORIES

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,328,576 and 4,214,975 for the quarters ended May 31, 1996 and May 31, 1995, respectively.

     Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,328,576 and 4,260,343 for the quarters ended May 31, 1996, and 1995, respectively.

4.   ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Deferred tax assets and liabilities as of May 31, 1996 are comprised of the following:

 Deferred tax liabilities:
          Property, plant and equipment                       $  61,090
          Capitalized research and development                  246,116
                                                                -------

 Total deferred tax liabilities                                 307,206

 Deferred tax assets:
          Accounts receivable                                    49,550
          Inventory                                              80,585
          Vacation accrual                                       20,360
          Warranty accrual                                       86,984
          Other                                                   2,130
                                                               --------

 Total deferred current tax assets-net                          239,609

 Net deferred tax liability                                    $ 67,597
                                                                =======


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

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                                     GROSS            GROSS             ESTIMATED
                                                                  UNREALIZED       UNREALIZED             FAIR
                                             AMORTIZED COST          GAIN            LOSSES               VALUE
                                             --------------          ----            ------               -----
MAY 31, 1996
US Government securities                         $3,210,019            $ 0              $3,456           $3,206,563

MAY 31, 1995
US Government securities                         $3,360,887            $ 0             $13,077           $3,347,810


At May 31, 1996, the maturities of marketable securities held-to-maturity are as follows:

                                                              ESTIMATED FAIR
                                    AMORTIZED COST                 VALUE
                                    --------------                 -----
  TERM TO MATURITY
  Due one year or less                   $1,707,840               $1,707,973
  Due after one year through
        five years                        1,502,179                1,498,590
                                          ---------                ---------

                    Total                $3,210,019               $3,206,563
                                          =========                =========


6.   ACCOUNTING FOR FINANCIAL DERIVATIVES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," effective March 1, 1996. This standard requires disclosures about derivative financial instruments-futures, forward, swap and option contracts, and other financial instruments with similar characteristics. The impact of adopting SFAS No. 119 upon the Company was not material.


7.   ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective March 1, 1996. This standard requires that carrying values of long-lived assets and certain identifiable, intangible assets be evaluated based on the future (undiscounted and without

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


     interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value an impairment loss must be recognized. There is no material impact of adopting SFAS No.
     121 upon the Company's financial position or results of operations.

8.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued and became effective March 1, 1996 upon the Company's financial statements. As permitted by the statement, the Company continues to measure employee compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


9.   SUBSEQUENT EVENT - STOCK REPURCHASE

     On May 16, 1996 the Board of Directors of the Company authorized the repurchase, from time to time, of shares of the Company's common stock. As of the date of this report, the Company purchased an aggregate of 18,800 shares of its common stock at a total cost of $66,748.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 1996 the Company had working capital of $7,522,873 including $3,323,204 in cash, cash equivalents and short-term investments. In addition, as of May 31, 1996, the Company had long-term investments of $1,502,179 in US Government Treasury Notes. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

RESULTS OF OPERATIONS

         Net sales for the three months ended May 31, 1996 decreased by approximately 22% to $2,844,726 from $3,666,987 for the three months ended May 31, 1995. Domestic sales decreased by 17% to $2,220,594 for the three months ended May 31, 1996 from $2,673,323 for the three months ended May 31, 1995. Foreign sales of $624,132 contributed 22% of net sales for the three months ended May 31, 1996, a decrease of 37% from $993,664 for the three months ended May 31, 1995. The Company's decrease in net sales was a result of lower sales of Ceegraph, Sleep, and

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Explorer (EMG) product lines than in the previous quarter and the three months ending May 31, 1995. The Company's U.S. direct sales force, which is responsible for selling the above product lines is undergoing reorganization and expansion. The reorganization and expansion plan has negatively impacted sales this quarter, due in part, to the need to replace some sales personnel and the six to twelve month lead time needed to effectively train new sales personnel on the Company's product lines.

         Cost of sales as a percentage of net sales increased to 37% from 36% for the three months ended May 31, 1996 and 1995, respectively. This slight increase in cost of sales is the direct result of manufacturing fixed costs not decreasing at the same rate as variable costs associated with the lower net sales.

         Selling, general and administrative expenses increased by 15% to $1,839,313 from $1,598,774 during the three months ended May 31, 1996, and 1995, respectively, and as a percentage of net sales, increased to 65% from 44% for the three months ended May 31, 1996 and May 31, 1995, respectively. This increase reflects additional employee and travel costs associated with the Company expanding its direct sales force, as discussed above, plus increases in marketing expenses for product promotions.

         Research and development costs decreased by 2% to $367,467 from $375,844 for the three months ended May 31, 1996, and 1995, respectively, and as a percentage of net sales, increased to 13% from 10% for the three months ended May 31, 1996 and 1995, respectively. This decrease in costs, partially offset by higher employee expenses, is the result of the capitalization of approximately $92,700 in certain research and development costs aligned with specific identifiable future products for the three months ended May 31, 1996, compared to the capitalization of $58,600 in the three months ended May 31, 1995, respectively.

         For the three months ended May 31, 1996, the Company had an operating loss of $422,700 compared to an operating profit of $379,107 for the three months ended May 31, 1995. This operating loss for the three months ended May 31, 1996 is due to lower net sales and higher selling, general and administrative expenses.

         Net interest income increased to $47,424 from $27,013 for the three month periods ended May 31, 1996 and 1995, respectively. This increase reflects higher investment returns on marketable securities and lower interest expense on long term debt.

         The income tax benefit of $92,942 or 25% of net loss before taxes for the three month period ended May 31, 1996 and the income tax expense of $129,000, or 32% of net income before taxes for the three month period ended May 31, 1995 differ from the federal statutory rate of 35% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


         The Company had a net loss of $281,640 or $0.07 per share for the three month period ended May 31, 1996 compared to net income of $277,564 or $0.07 per share for the three month period ended May 31, 1995. The lower earnings reflect a combination of lower net sales and higher selling, general, and administrative costs offset by the income tax benefit, as previously discussed.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits

 3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws (1)
 3.2     Certificate of Amendment to Certificate of Incorporation (7)
 10.1 Lease between the Company and Harris Trust & Savings Bank dated August 9, 1983 (2)
 10.2 Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984 (3)
 10.3 Real Estate Sale Contract between the Company and First National Bank of Lake Forest, as Trustee, dated December 23, 1985 (4)
 10.4 Loan Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985 (4)
 10.5 Mortgage and Security Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985 (4)
 10.6 Bond Purchase Agreement between the Company and First American Bank of Dundee dated as of December 1, 1985 (4)
 10.75 Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (5)
 10.8    Employment Agreement between the Company and Gabriel Raviv (5)
 10.9    Employment Agreement between the Company and Gil Raviv (5)
 10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation (6)
 10.11   Agreement and General Release between the Company and Gil Raviv (9)
 10.12   Letter dated May 2, 1994 from First American Bank to the Company (10)
 10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (11)
 10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (12)
 21.     Subsidiaries of the Company (8)
 27.     Financial Data Schedule

- -------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1983.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended February 28, 1985.
(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended November 30, 1985.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No.33-5471).
(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1986.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1990.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.
(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.
(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.
(13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1996.
(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 1996

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Signatures


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Date: July 12, 1996                By:      /S/ GABRIEL RAVIV
                                               -----------------
                                               Gabriel Raviv, President


   Date: July 12, 1996                By:      /S/ WILLIAM K. ROENITZ
                                               ----------------------
                                               William K. Roenitz,
                                               Controller and Treasurer