Form 10QSB/A
period 1996-05-31
BIO LOGIC SYSTEMS CORP
filed 1996-07-17
CIK 355007

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10Q-SB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  36-3025678
               --------                                  ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
      incorporation or organization)


        One Bio-logic Plaza, Mundelein, Illinois              60060
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

               Class                            Outstanding at July 12, 1996
    Common Stock $.01 par value                         4,229,419 shares

                  Traditional Small Business Disclosure Format

                       YES  X                 NO  ___