Form 10QSB
period 1996-08-31
BIO LOGIC SYSTEMS CORP
filed 1996-10-15
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10Q-SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to
                                                         -----    -----

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
(Exact name of small business issuer as specified in its charter)

          Delaware                                          36-3025678
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

One Bio-logic Plaza, Mundelein, Illinois                       60060
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

                         YES   X                NO
                              ---                   ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 9, 1996
     Common Stock $.01 par value                     3,943,209 shares

                  Traditional Small Business Disclosure Format

                         YES   X                NO
                              ---                   ---

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
                                                                            Page

          ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets at August 31, 1996
               and February 29, 1996                                          3

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the three and six months ended
               August 31, 1996 and 1995                                       4

               Condensed Consolidated Statements of Cash Flows for
               the six months ended August 31, 1996 and 1995,                 5

               Notes to Condensed Consolidated Financial Statements           6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                        9


PART II.  OTHER INFORMATION

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         12


SIGNATURES

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


PART 1.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  August 31, 1996     February 29, 1996
                                                  ---------------     -----------------
                                                    (Unaudited)
ASSETS

   CURRENT ASSETS

      Cash and cash equivalents                      $ 1,242,682          $ 3,249,071
      Marketable securities                            1,703,920            1,711,760
      Accounts receivable, less allowance for
         doubtful accounts of $143,393 at
         May 31, 1996 and $128,243 at
         February 29, 1996                             2,687,794            3,197,495
      Inventories                                      2,927,836            2,887,528
      Prepaid expenses                                   152,847              129,044
      Deferred income taxes                              239,609              239,609
                                                      ----------           ----------

            Total current assets                       8,954,688           11,414,507

         PROPERTY, PLANT AND EQUIPMENT - Net           1,868,375            1,863,811

         MARKETABLE SECURITIES                         1,501,881

         OTHER ASSETS                                  1,206,553            1,101,668
                                                      ----------           ----------

            TOTAL ASSETS                             $13,531,497          $14,379,986
                                                      ----------           ----------
                                                      ----------           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Current maturities of long-term debt            $  124,773           $  118,236
      Accounts payable                                   512,149              544,346
      Accrued salaries & payroll taxes                   512,456              500,412
      Accrued interest & other expenses                  315,346              380,205
      Accrued income taxes                              (15,259)              213,735
      Deferred revenue                                   273,561              228,658
                                                      ----------           ----------

            Total current liabilities                  1,723,026            1,985,592

         LONG-TERM DEBT - Less current maturities        627,431              689,877
         COMMITMENTS
         DEFERRED INCOME TAXES                           307,206              307,206
                                                      ----------           ----------

            Total liabilities                          2,657,663            2,982,675
                                                      ----------           ----------

   SHAREHOLDERS' EQUITY:

   Capital stock, $.01 par value. authorized
      10,000,000 shares, issued and outstanding
      4,229,319 shares at, August 31, 1996 and
      4,229,119 at February 29, 1996                      42,294               42,291
   Additional paid-in capital                          5,478,464            5,477,516
   Retained Earnings                                   5,878,867            5,877,504
                                                      ----------           ----------

         Total shareholders' equity                   11,399,625          11,397,311

   Less treasury stock, at cost: 169,300 shares        (525,791)
                                                      ----------           ----------

         Shareholders equity - net                    10,873,834           11,397,311
                                                      ----------           ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $13,531,497          $14,379,986
                                                      ----------           ----------
                                                      ----------           ----------

The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                     August 31                     August 31,
                                             -------------------------     -------------------------
                                                1996           1995           1996           1995
                                             ----------     ----------     ----------     ----------
NET SALES                                    $3,574,920     $3,444,762     $6,419,646     $7,111,749

COST OF SALES                                 1,185,065      1,112,070      2,245,711      2,425,332
                                             ----------     ----------     ----------     ----------

      Gross Profit                            2,389,855      2,332,692      4,173,935      4,686,417
                                             ----------     ----------     ----------     ----------

OPERATING EXPENSES:
    Selling, general & administrative         1,563,070      1,636,222      3,402,383      3,234,996
    Research & development                      465,876        370,438        833,343        746,282
                                             ----------     ----------     ----------     ----------

Total operating expenses                      2,028,946      2,006,660      4,235,726      3,981,278
                                             ----------     ----------     ----------     ----------

OPERATING INCOME (LOSS)                         360,909        326,032        (61,791)       705,139

OTHER INCOME (EXPENSE):
    Interest income                              54,301         44,820        114,879         90,795
    Interest expense                            (14,857)       (14,777)       (28,011)       (33,739)
    Miscellaneous                                    50         (2,666)           744         (2,222)
                                             ----------     ----------     ----------     ----------

        TOTAL OTHER INCOME                   $   39,494     $   27,377     $   87,612     $   54,834

INCOME BEFORE INCOME TAXES                      400,403        353,409         25,821        759,973

PROVISION  FOR INCOME TAXES                     117,400        113,100         24,458        242,100
                                             ----------     ----------     ----------     ----------

NET INCOME                                   $  283,003     $  240,309     $    1,363     $  517,873
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

RETAINED EARNINGS,
BEGINNING OF PERIOD                           5,595,864      5,262,977      5,877,504      4,985,413
                                             ----------     ----------     ----------     ----------

RETAINED EARNINGS,
END OF PERIOD                                $5,878,867     $5,503,286     $5,878,867     $5,503,286
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

EARNINGS PER SHARE:

Primary and Fully Diluted                         $0.07          $0.06          $0.00          $0.12
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                   August 31
                                                                           -------------------------
                                                                              1996           1995
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                 $    1,363     $  517,873

Adjustments to reconcile net income to net cash flows
   from (used in) operating activities:
      Depreciation and amortization                                           180,254        177,111
      Provision for bad debts                                                  15,150          6,000
      Provision for inventory valuation                                       124,650         78,677
      Deferred income taxes
       (Increases) decreases in assets:
         Accounts receivable                                                  494,551          6,675
         Inventories                                                         (164,958)      (259,942)
         Prepaid expenses                                                     (23,803)       (29,127)
      Increases (decreases) in liabilities:
         Accounts payable and overdrafts                                      (32,197)      (274,209)
         Accrued liabilities and deferred revenue                              (7,912)      (135,892)
         Accrued income taxes                                                (228,994)        (9,750)
                                                                           ----------     ----------

         Net cash flows from (used in) operating activities                   358,104         77,416
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (122,028)       (74,014)
   Other assets                                                              (167,675)      (194,822)
   Purchases of marketable securities held to maturity                     (1,494,041)      (730,198)
   Proceeds from maturities of investments                                                   738,189
                                                                           ----------     ----------

         Net cash flows from (used in) investing activities                (1,783,744)      (260,845)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                        951          9,917
   Purchase of treasury stock                                                (525,791)
   Payments of long-term debt                                                 (55,909)       (54,708)
                                                                           ----------     ----------

         Net cash flows from (used in) financing activities                  (580,749)       (44,791)
                                                                           ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      (2,006,389)      (228,220)

CASH AND CASH EQUIVALENTS - Beginning of period                             3,249,071      1,187,388
                                                                           ----------     ----------

CASH AND CASH EQUIVALENTS - End of period                                  $1,242,682     $  959,168
                                                                           ----------     ----------
                                                                           ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Cash paid during the period for:
      Interest                                                             $   28,011     $   35,164
                                                                           ----------     ----------
                                                                           ----------     ----------

      Income Taxes                                                         $  246,657     $  251,850
                                                                           ----------     ----------
                                                                           ----------     ----------

The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   INVENTORIES

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,212,626 and 4,354,131 for the quarters ended August 31, 1996 and August 31, 1995, respectively, and 4,270,602 and 4,284,691 for the six months ended August 31, 1996 and 1995, respectively.

     Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,212,626 and 4,361,289 for the quarters ended August 31, 1996, and 1995, respectively, and 4,270,602 and 4,310,625 for the six months ended August 31,1996 and 1995.

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

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                Gross       Gross     Estimated
                                              Unrealized  Unrealized    Fair
                            Amortized Cost       Gain       Losses      Value
                            --------------    ----------  ----------  ----------
AUGUST 31, 1996
US Government securities      $3,205,801         $  0       $3,364    $3,202,437

AUGUST 31, 1995
US Government securities      $3,347,109         $  0       $6,823    $3,340,286


At August 31, 1996, the maturities of marketable securities held-to-maturity are as follows:

                                                               Estimated Fair
Term to Maturity                           Amortized Cost           Value
                                           --------------      --------------

Due one year or less                         $1,703,920          $1,704,777
Due after one year through
five years                                    1,501,881           1,497,660
                                             ----------          ----------

     Total                                   $3,205,801          $3,202,437
                                             ----------          ----------
                                             ----------          ----------

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


7.   ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective March 1, 1996. This standard requires that carrying values of long-lived assets and certain identifiable, intangible assets be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value an impairment loss must be recognized. There is no material impact of adopting SFAS No. 121 upon the Company's financial position or results of operations.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


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


9.   STOCK REPURCHASE

     On May 16, 1996 the Board of Directors of the Company authorized the repurchase, from time to time, of shares of the Company's common stock. As of August 31, 1996, the Company purchased an aggregate of 169,300 shares of its common stock at a total cost of $525,791. As of the date of this report, the Company purchased an aggregate of 286,310 shares of its common stock at a total cost of $ 882,706.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1996 the Company had working capital of $7,231,662 including $2,946,602 in cash, cash equivalents and short-term investments. In addition, as of August 31, 1996, the Company had long-term investments of $1,501,881 in US Government Treasury Notes. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

RESULTS OF OPERATIONS

     Net sales for the three month period ended August 31, 1996 ("1996 three months") increased by approximately 4% to $3,574,920 from $3,444,762 in the three month period ended August 31, 1995 ("1995 three months."), while net sales for the six month period ended August 31, 1996 ("1996 six months") decreased by 10% to $6,419,646 compared to $7,111,749 in the six month period ended August 31, 1995 ("1995 six months.") Domestic sales increased by 6% to $2,676,452 for the 1996 three months compared to $2,515,617 for the 1995 three months, in contrast, domestic sales decreased by 6% to $4,897,046 for the 1996 six months from $5,188,940 for the 1995 six months. Foreign sales of $898,468 and $1,522,600 contributed 25% and 24% of net sales for the 1996 three and six months, respectively, a decrease of 3% and 21% from $929,145 and $1,922,809 for the 1995 three and six months, respectively. The Company's decrease in net sales for the 1996 six months compared to the 1995 six months was due in part to the sales reorganization that began in fiscal year 1996. Net sales of the Ceegraph, Sleep, and Explorer product lines were all negatively impacted from this reorganization, primarily during the first quarter of the 1996 six months.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


     Cost of sales as a percentage of net sales decreased to 33% from 35% for the 1996 and 1995 three months, respectively and increased to 35% from 34% for the 1996 and 1995 six months, respectively. This slight increase in cost of sales as a percentage of net sales in the 1996 six month period was the partial result of sales of lower margins products and similar levels of fixed manufacturing costs allocated over lower net sales.

     Selling, general and administrative expenses decreased by 4% to $1,563,070 from $1,636,222 during the 1996 and 1995 three months. and increased by 5% to $3,402,383 from $3,234,996 during the 1996 and 1995 six months, Selling, general and administrative expenses as a percentage of net sales, decreased to 44% from 47% for the 1996 and 1995 three months, respectively, and increased to 53% from 45% for the 1996 and 1995 six months, respectively. This increase in the six month period reflects additional employee and travel costs relating to the Company's expaned sales efforts, plus increases in marketing expenses for product promotions and exhibitions.

     Research and development costs increased by 26% and 12% to $465,876 and $833,343 for the 1996 three and six months, respectively, from $370,438 and $746,282 for the 1995 three and six months, respectively. As a percentage of net sales, total research and development costs increased to 13% for both the 1996 three and six months compared to 11% for both the 1995 three and six months. The increase in costs were partially due to increases in the number of employees and higher individual salaries. offset by the capitalization in certain research and development costs aligned with specific identifiable future products. The capitalization of these future products amounted to approximately $51,700 and $144,400 for 1996 three and six months, respectively, compared to $76,400 and $135,000 for the 1995 three and six months, respectively.

     The Company had operating income of $360,909 and operating loss of $61,791 for the 1996 three and six months, respectively, compared to operating income of $326,032 and $705,139 for 1995 three and six months, respectively. This operating loss for the 1996 six months is due to lower net sales, higher selling, general and administrative expenses increased research and development costs.

     Net interest income increased to $39,444 and $86,868 for 1996 three and six months, respectively, compared to $30,043 and $57,056 for 1995 three and six months, respectively. This increase reflects higher investment returns on marketable securities and lower interest expense on long term debt.

     The Company had income tax of $117,400 and $24,458 or 29% and 95% of net income before taxes for the 1996 three and six months, respectively compared to $113,100 and $242,100 or 32% of net income before taxes for both the 1995 three and six months, respectively. The company's income tax rate differ from the federal statutory rate of 35% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

     The Company had net income of $283,003 and $1,363 or $.07 and $0.00 per share for the 1996 three and six months, respectively, compared to net income of $240,309 and $517,873 or $0.06 and $0.12 per share for the 1995 three and six months, respectively. The Company attributes the lower earnings in the six month period to lower net sales, higher selling, general and administrative expenses, and increased research and development costs as previously discussed.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

          (a) The Company's 1996 Annual Meeting of Shareholders (the "1996" Annual Meeting") was held on August 14, 1996

          (b)  The following directors were elected at the 1996 Annual Meeting:

                              Charles Z. Weingarten
                              Albert Milstein

               The following are the other directors of the Company whose term of office continued after the 1996 Annual Meeting:

                              Gabriel Raviv, Ph.D.
                              Craig W. Moore
                              Gil Raviv
                              Irving Kupferberg

               The following votes were cast in connection with the election of directors at the 1996 Annual Meeting:

                                                FOR             WITHHELD

               Charles Z. Weingarten         3,305,793           48,786
               Albert Milstein               3,304,063           50,516

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


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

                              BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


_________________________
(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1983.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended February 28, 1985.
(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended November 30, 1985.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-5471).
(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1986.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1990.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.
(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.
(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.
(13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1996.
(b) The Registrant did not file any reports on Form 8-K during the six months ended August 31, 1996

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Signatures


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Date: October 11, 1996        By:  /s/ Gabriel Raviv
                                             -----------------------------
                                                Gabriel Raviv, President


          Date: October 11, 1996        By:  /s/ William K. Roenitz
                                             -----------------------------
                                                William K. Roenitz,
                                                Controller and Treasurer