Form 10QSB
period 1996-11-30
BIO LOGIC SYSTEMS CORP
filed 1997-01-14
CIK 355007

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10Q-SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarter Ended November 30, 1996

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

                          YES   X                NO
                               ---                  ---
    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at January 10, 1997
         Common Stock $.01 par value             3,943,209

                    Traditional Small Business Disclosure Format

                          Yes   X                No
                               ---                  ---

                                  TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                            Page

    ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets at November 30, 1996
         and February 29, 1996                                                3

         Condensed Consolidated Statements of Operations and
         Retained Earnings for the three and nine months ended
         November 30, 1996 and 1995                                           4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended November 30, 1996 and 1995                     5

         Notes to Condensed Consolidated Financial Statements                 6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               9


PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES

PART 1.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    NOVEMBER 30,    FEBRUARY 29,
                                                       1996             1996
                                                   -------------   -------------
                                                    (Unaudited)
ASSETS

    CURRENT ASSETS

         Cash and cash equivalents                $    699,422    $  3,249,071
         Marketable securities                       1,300,000       1,711,760
         Accounts receivable, less allowance
              for doubtful accounts of
              $129,680 at November 30, 1996
              and $128,243 at February 29, 1996      3,807,981       3,197,495
         Inventories                                 3,088,947       2,887,528
         Prepaid expenses                              124,223         129,044
         Deferred income taxes                         239,609         239,609
                                                   ------------   ------------

                        Total current assets         9,260,182      11,414,507

    PROPERTY, PLANT AND EQUIPMENT - Net              1,838,912       1,863,811

    MARKETABLE SECURITIES                            1,501,584

    OTHER ASSETS                                     1,135,477       1,101,668
                                                   ------------   ------------
                        TOTAL ASSETS               $13,736,155     $14,379,986
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
         Current maturities of long-term debt    $     124,265   $     118,236
         Accounts payable                              617,727         544,346
         Accrued salaries & payroll taxes              566,049         500,412
         Accrued interest & other expenses             269,640         380,205
         Accrued income taxes                           78,125         213,735
         Deferred revenue                              302,154         228,658
                                                   ------------   ------------

                        Total current liabilities    1,957,960       1,985,592

    LONG-TERM DEBT -
       Less current maturities                         595,423         689,877
    COMMITMENTS
    DEFERRED INCOME TAXES                              307,206         307,206
                                                   ------------   ------------

                        Total liabilities            2,860,589       2,982,675
                                                   ------------   ------------

    SHAREHOLDERS' EQUITY:
    Capital stock, $.01 par value.
         authorized 10,000,000 shares,
         issued and outstanding 4,229,319
         shares at,November 30, 1996 and
              4,229,119 at February 29, 1996            42,294         42,291
    Additional paid-in capital                       5,478,464      5,477,516
    Retained Earnings                                6,237,513      5,877,504
                                                   ------------   ------------

              Total shareholders' equity            11,758,271     11,397,311

    Less treasury stock, at cost: 286,310 shares      (882,705)
                                                   ------------   ------------

              Shareholders equity - net             10,875,566     11,397,311
                                                   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $13,736,155    $14,379,986
                                                   ------------   ------------
                                                   ------------   ------------

           The accompanying notes are an integral part of these statements.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (UNAUDITED)



                            Three Months Ended         Nine Months Ended
                               November 30,               November 30,
                         ------------------------------------------------------
                            1996           1995           1996          1995
                         ----------     ----------    -----------   -----------
NET SALES                $4,321,251     $4,008,417    $10,740,897   $11,120,166

COST OF SALES             1,462,115      1,390,843      3,707,826     3,816,175
                         ----------     ----------    -----------   -----------
Gross Profit              2,859,136      2,617,574      7,033,071     7,303,991
                         ----------     ----------    -----------   -----------


OPERATING EXPENSES:
  Selling, general &
     administrative       1,835,130      1,895,315      5,237,513     5,130,310
  Research & development    558,588        393,563      1,391,931     1,139,845
                         ----------     ----------    -----------   -----------

Total operating expenses  2,393,718      2,288,878      6,629,444     6,270,155
                         ----------     ----------    -----------   -----------


OPERATING INCOME            465,418        328,696        403,627     1,033,836

OTHER INCOME (EXPENSE):
  Interest income            52,140         46,251        167,019       137,046
  Interest expense         (12,190)       (12,708)        (40,201)      (46,447)
  Miscellaneous               1,778            358          2,522        (1,864)
                         ----------     ----------    -----------   -----------

    TOTAL OTHER INCOME       41,728         33,901        129,340        88,735

INCOME BEFORE INCOME TAXES  507,146        362,597        532,967     1,122,571

PROVISION FOR INCOME TAXES  148,500        117,200        172,958       359,300
                         ----------     ----------    -----------   -----------

NET INCOME              $   358,646    $   245,397  $     360,009   $   763,271
                         ----------     ----------    -----------   -----------
                         ----------     ----------    -----------   -----------

RETAINED EARNINGS,
BEGINNING OF PERIOD      5,878,867       5,503,287      5,877,504     4,985,413
                         ----------     ----------    -----------   -----------

RETAINED EARNINGS,
END OF PERIOD            $6,237,513     $5,748,684     $6,237,513    $5,748,684
                         ----------     ----------    -----------   -----------
                         ----------     ----------    -----------   -----------

EARNINGS PER SHARE:

Primary and Fully
     Diluted                  $0.09          $0.06          $0.09         $0.18

                         ----------     ----------    -----------   -----------
                         ----------     ----------    -----------   -----------

           The accompanying notes are an integral part of these statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     Nine Months Ended
                                                        November 30,
                                                 --------------------------
                                                   1996             1995
                                                 -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                      $  360,009     $   763,271

Adjustments to reconcile net income to
     net cash flows from (used in)
     operating activities:
          Depreciation and amortization           271,789          264,216
          Provision for bad debts                  83,000           21,000
          Provision for inventory valuation       222,975          160,390
          Deferred income taxes
          (Increases) decreases in assets:
               Accounts receivable               (693,486)        (454,784)
               Inventories                       (424,394)        (225,177)
               Prepaid expenses                     4,821           31,066
          Increases (decreases) in liabilities:
               Accounts payable and overdrafts     73,381         (219,183)
               Accrued liabilities and
                  deferred revenue                 28,568          (27,542)
               Accrued income taxes              (135,610)          45,961
                                                ----------       ----------
               Net cash flows from (used in)
                  operating activities           (208,947)         359,218
                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (151,338)        (104,528)
     Other assets                                (129,361)        (356,902)
     Purchases of marketable securities
          held to maturity                     (1,501,584)
     Proceeds from maturities of investments      411,760          398,527
                                               ----------        ----------
               Net cash flows used in
                  investing activities         (1,370,523)         (62,903)
                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options          951          133,292
     Purchase of treasury stock                  (882,705)
     Payments of long-term debt                   (88,425)         (82,751)
                                               ----------        ----------

               Net cash flows from (used in)
                  financing activities           (970,179)          50,541
                                               ----------        ----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               (2,549,649)         346,856

CASH AND CASH EQUIVALENTS -
Beginning of period                             3,249,071        1,187,388
                                                ----------       ----------

CASH AND CASH EQUIVALENTS - End of period     $   699,422       $1,534,244
                                               ----------       ----------
                                               ----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
          Interest                          $      44,398     $     50,119
                                               ----------       ----------
                                               ----------       ----------

          Income Taxes                       $    300,780      $   313,339
                                               ----------       ----------
                                               ----------       ----------

           The accompanying notes are an integral part of these statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   INVENTORIES

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,028,336 and 4,375,436 for the quarters ended November 30, 1996 and November 30, 1995, respectively, and 4,189,846 and 4,334,203 for the nine months ended November 30, 1996 and 1995, respectively.

     Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,028,336 and 4,380,583 for the quarters ended November 30, 1996, and 1995, respectively, and 4,189,846 and 4,356,609 for the nine months ended November 30, 1996 and 1995.

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

     As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity debt securities. The Company's entire portfolio of debt securities has been classified as held-to-maturity and are stated at cost, with premiums amortized and discounts accredited using the simple-interest method.

INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:


                                             Gross        Gross        Estimated
                                          Unrealized   Unrealized         Fair
                          Amortized cost     Gain        Losses           Value
                          --------------  ----------   ----------    -----------
NOVEMBER 30, 1996
US Government securities      $2,801,584     $10,131       $0        $2,811,715

NOVEMBER 30, 1995
US Government securities      $2,956,573       $ 551       $0        $2,957,124


At November 30, 1996, the maturities of marketable securities held-to-maturity are as follows:

                                                             Estimated Fair
Term to Maturity                       Amortized Cost             Value
                                       --------------      ----------------
     Due one year or less                  $1,300,000            $1,300,000
     Due after one year through
           five years                       1,501,584             1,511,715
                                       --------------      ----------------

                       Total               $2,801,584            $2,811,715
                                       --------------      ----------------
                                       --------------      ----------------


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


9.   STOCK REPURCHASE

     On May 16, 1996 the Board of Directors of the Company authorized the repurchase, from time to time, of shares of the Company's common stock. As of November 30, 1996, the Company purchased an aggregate of 286,310 shares of its common stock at a total cost of $882,705.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1996 the Company had working capital of $7,302,222 including $1,999,422 in cash, cash equivalents and short-term investments. In addition, as of November 30, 1996, the Company had long-term investments of $1,501,584 in US Government Treasury Notes. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     Cash flow for the nine months ended November 30, 1996 decreased by $2,549,649 and net cash flow from operations decreased by $208,947. The Company repurchased its stock for an aggregate of $882,705 reducing cash flow from financing activities, while sales in the quarter ended November 30, 1996 increased accounts receivable by $693,486 and decreased cash flows from operating activities. Finally, increased purchases of inventory of $424,394 in anticipation of future sales resulted in reduced cash flows from operating activities.

RESULTS OF OPERATIONS

     Net sales for the three month period ended November 30, 1996 ("1996 three months") increased by approximately 8% to $4,321,251 from $4,008,417 in the three month period ended November 30, 1995 ("1995 three months"), while net sales for the nine month period ended November 30, 1996 ("1996 nine months") decreased by 3% to $10,740,897 compared to $11,120,166 in the nine month period ended November 30, 1995 ("1995 nine months.") Domestic sales for both the 1996 three and nine months decreased by 5% to $3,141,103 and $8,038,149, respectively, compared to $3,308,546 and $8,497,486 for the 1995 three and nine months, respectively. Foreign sales of $1,180,148 and $2,702,748 contributed 27% and 25% of net sales for the 1996 three and nine months, respectively, a increase of 69% and 3% from $699,871 and $2,622,680 for the 1995 three and nine months, respectively. The Company's decrease in net sales for the 1996 nine months compared to the 1995 nine months was due in part to the sales reorganization that began in fiscal year ended February 29, 1996. Net sales of the Ceegraph -TM-, SleepScan -TM-, and Explorer -TM- product lines were all negatively impacted in the short run from this reorganization, primarily during the first quarter of the 1996 nine months. Increased Ceegraph -TM- and Navigator -Registered Trademark- sales in the quarter ended November 30, 1996 partially offset the negative results from the first quarter.

     Cost of sales as a percentage of net sales decreased to 34% for the 1996 three months from 35% for the 1995 three months and increased to 35% for the 1996 nine months from 34% for the 1995 nine months. This slight increase in cost of sales as a percentage of net sales in the 1996 nine month period was the partial result of sales of lower margin products and similar levels of fixed manufacturing costs allocated over lower net sales.

     Selling, general and administrative expenses decreased by 3% to $1,835,130 for the 1996 three months from $1,895,315 during the 1995 three months. and increased by 2% to $5,237,513 for the 1996 nine months from $5,130,310 during the 1995 nine months. Selling, general and administrative expenses as a percentage of net sales decreased to 42% for the 1996 three months from 47% for the 1995 three months and increased to 49% for the 1996 nine months from 46% for the 1995 nine months. This increase in the nine month period reflects additional employee and travel costs relating to the Company's expanded sales efforts, plus increases in marketing expenses for product promotions and exhibitions.

     Research and development costs increased by 42% and 22% to $558,588 and $1,391,931 for the 1996 three and nine months, respectively, from $393,563 and $1,139,845 for the 1995 three and nine months, respectively. As a percentage of net sales, total research and development costs increased to 13% for both the 1996 three and nine months compared to 10% for both the 1995 three and nine months. The increase in costs were partially due to increases in the number of employees and higher individual salaries. offset by the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of these future products amounted to approximately $0 and $144,400 for 1996 three and nine months, respectively, compared to $83,400 and $218,400 for the 1995 three and nine months, respectively.

     The Company's operating income increased by 42% to $465,418 for 1996 three months compared to $328,696 for the 1995 three months. In contrast, the Company's operating income decreased by 61% to $403,627 for the 1996 nine months compared to $1,033,836 for 1995 nine months. This decrease in operating income for the 1996 nine months is due to lower net sales, higher selling, general and administrative expenses and increased research and development costs.

     Net interest income increased to $39,950 and $126,818 for 1996 three and nine months, respectively, compared to $33,543 and $90,599 for 1995 three and nine months, respectively. This increase reflects higher investment returns on marketable securities and lower interest expense on long term debt.

     The Company had income tax of $148,500 and $172,958 or 29% and 32% of net income before taxes for the 1996 three and nine months, respectively, compared to $117,200 and $359,300 or 32% of net income before taxes for both the 1995 three and nine months, respectively. The Company's income tax rate differ from the federal statutory rate of 35% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

     The Company had net income of $358,646 and $360,009 or $.09 per share for both the 1996 three and nine months, respectively, compared to net income of $245,397 and $763,271 or $0.06 and $0.18 per share for the 1995 three and nine months, respectively. The Company attributes the lower earnings in the nine month period to lower net sales, higher selling, general and administrative expenses, and increased research and development costs as previously discussed.

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

_________________________
(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1983.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended February 28, 1985.
(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended November 30, 1985.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-5471).
(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1986.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1990.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.
(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.
(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.
(13) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal Year ended February 28, 1996.
(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1996

Signatures

                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Date:  January 10, 1997       By:  /s/ Gabriel Raviv
                                             --------------------------
                                              Gabriel Raviv, President


          Date:  January 10, 1997       By:  /s/ William K. Roenitz,
                                             --------------------------
                                             William K. Roenitz,
                                             Controller and Treasurer