Form 10KSB
period 1997-02-28
BIO LOGIC SYSTEMS CORP
filed 1997-05-28
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10K-SB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to

                            Commission File No. 0-12240

                              BIO-LOGIC SYSTEMS, CORP.
                    ----------------------------------------------
                    (Name of Small Business Issuer in its charter)

               Delaware                                          36-3025678
    -------------------------------                         -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

One Bio-logic Plaza, Mundelein, Illinois                         60060-3700
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (847) 949-5200
                                                --------------
             Securities registered under Section 12(b) of the Act:
                                                           Name of each exchange
Title of Each class                                         on which registered
-------------------                                        ---------------------
      None                                                          None

             Securities registered under Section 12(g) of the Act:

                        Common Stock, $.01 par value
       ----------------------------------------------------------------
                               (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/        NO/ /

    Check here if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10K-SB. / /

    State the issuer's revenues for its most recent fiscal year: $14,856,955.

    As of May 21, 1997 the issuer had 3,943,209 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 21, 1997 was approximately $7.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     PART III

Item 9.                        Directors,
                               Executive Officers,            To be included in the
                               Promoters and Control          Proxy Statement to be
                               Persons; Compliance with       filed pursuant to
                               with Section 16(a) of the      Regulation 14A not
                               Exchange Act                   later than 120 days
                                                              after the end of the
Item 10.                       Executive Compensation         Registrant's fiscal year.

Item 11.                       Security Ownership
                               of Certain Beneficial
                               Owners and Management

Item 12.                       Certain Relationships
                               and Related Transactions

                                           PART I

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

           Bio-logic is incorporating remote communications capabilities in its product lines through both modem communications and computer networks. These new information capabilities provide (a) the ability to view in real time tests being conducted on a remote system, which is particularly useful for consultation during monitoring in the operating room in connection with tests performed at alternate sites outside the hospital; (b) electronic transfer of test results, reports and patient information among different systems; (c) review and analysis of records stored in a remote location; and (d) sharing of archiving media (such as optical disks) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of operations and minimize duplication of equipment by customers of the Company's systems.

           The Company's systems are sold to hospitals, universities and private clinics and physicians to test and monitor patients as well as conduct research. Bio-logic has a continuing program to develop new applications of electro-diagnostic testing.

---------------------------

         * A trademark of International Business Machines Corp.

Computerized Electroencephalograph (EEG)

           The Company's CeegraphTM line of computerized EEG systems records, displays, stores, and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph offers the user the option of storing the information in digital form for later display on a color monitor. This allows the user added flexibility in display and analysis capabilities. Furthermore, digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data thereby significantly reducing paper supply and storage expenses.

           The Ceegraph line includes a series of several products ranging from a hardware and software kit, which the customer can add to his own IBM-compatible computer to create a digital EEG system, to a portable EEG system and/or an advanced stationary system with multiple capabilities for EEG, quantitative EEG analysis, and other neurological applications. The Ceegraph line also includes a Ceegraph Reader-TM-which permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $25,000 to $60,000 depending upon the model.

           A video option allows videotape recording of a patient during EEG acquisition. Computerized control of the VCR provides synchronous recording of EEG and video for long-term epilepsy monitoring and other applications.

           SmartPack-TM-, a software option available with the Ceegraph line, is an innovative data compression process that saves about 60% in storage and archiving space. Data compression is performed in real-time with no loss of information.

           The Ceegraph Traveler-Registered Trademark- is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable PCMCIA hard disk. Data can immediately be reviewed and analyzed by the Ceegraph analysis program and subjected to automatic spike and seizure analysis.

           SmartTrack-TM- is another Ceegraph software option used for automatic analysis of epileptic spikes and seizures. This system was developed through a collaboration between the Company and Johns Hopkins Epilepsy Center and is used to assist in the identification of clinical EEG events indicative of epilepsy. The detection algorithm is based on a neural-network approach and can be used in real time or off line. The same system is used to analyze long-term records obtained in the hospital and ambulatory recordings performed with the Ceegraph Traveler off site.

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

Distortion Product Otoacoustic Emissions Testing

           Distortion Product Otoacoustic Emissions (DPOAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. The system introduces two pure tones of known intensity and frequency parameters into the patient's ear canal and measures the small amplitude acoustic response generated by the outer hair cells in response to the signal. The measurement of an emission greater in amplitude then the level of the ambient acoustic noise suggests functional cochlear structures. The Company offers a series of products for DPOAE measurements, which are used in clinical practice to diagnose hearing/auditory impairments. They can also be used in hospital neonatal intensive care units or well-baby nurseries as a peripheral hearing screening tool.

           In April 1997, the Company introduced its recently developed AuDX system, which is designed to routinely test the hearing of toddlers and school-age children who currently cannot be objectively screened for audiological problems. AuDX is a battery-operated, hand-held device designed to detect hearing impairment which is being marketed by the Company to pediatricians, family practitioners and schools. The Company is unaware of any other product comparable to AuDX currently being marketed.

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

           The evoked response tests performed by the Company's systems may be used to test hearing and sight of patients who are unable to communicate effectively, such as infants and mentally impaired individuals. Evoked response testing may also be utilized in intensive care units as a method of confirming brain death and in intraoperative monitoring, a recently developed application. Surgical procedures of the back, head, neck and other areas involving the central nervous system can be monitored to reduce risks to the patient and improve outcomes. In addition, pharmacologists are using these measurements to study the interaction of drugs and their effects on living organisms, and researchers have used the test data to study the effects of pollution and chemicals on the human body. The approximate selling price of the evoked response systems, which consist of the Company's Explorer-TM-, EP Navigator-Registered Trademark- and Traveler, range from $15,000 to $70,000 depending upon the number and types of tests included.

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

           Sleepscan stores all the information digitally on magnetic and optic media. A high resolution fast display offers an alternative to costly and bulky paper. This flexible system enables the user to specify rules to be used during analysis. This analysis can rapidly be performed by the computer, and the results are summarized graphically and incorporated in a detailed report which is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan offers savings in time and the cost of
                                     -8-
paper and paper storage. Sleepscan is interfaced with a Ceegraph EEG
System, and is priced from approximately $25,000 to $60,000 depending on the model.

           The Company also offers a portable Sleepscan Express system with 32-channel recording capability and built-in oximeter. Whereas other portable sleep analysis systems provide only summary analysis and fewer channels, the Sleepscan Express is the first truly portable sleep system with full data disclosure of up to 32 channels. Records can be analyzed on other desktop Sleepscan systems.

           Sleepscan Traveler, introduced in spring of 1997, is a solid-state, battery operated ambulatory recorder for sleep and epilepsy monitoring. It records continuous information on 8, 19, or 27 channels. The data, which is saved on a PCMCIA removable miniature hard disk for easy access, can be immediately reviewed and analyzed by the Extended Analysis Sleep Program and the Computer-Assisted Arousal and Sleep Staging Program, software programs available with the Sleepscan Traveler.

Computerized Electromyography

           The Company's Explorer-TM- is used in the field of electromyography
(EMG). EMG systems are typically used by neurologists to aid in the assessment of neuromuscular function. The Explorer allows digital processing, display and storage of neuromuscular information, together with real-time display of muscular activity, which previously had been available only through the utilization of traditional analog displays. The Explorer complements the Company's product line in that it is intended to meet the electro-diagnostic needs of neurologists and other clinicians. The Company discontinued sales of its EMG Navigator product during fiscal 1997. In addition, NDI's products are used in electrodiagnostic studies that include electromyography and evoked potential testing. These tests are typically performed by neurologists, physiatrists, and electrodiagnostic technicians to diagnose nerve and muscle disorders.

Brain Mapping

           The Company offers a series of Brain AtlasR systems, which vary depending on features and capabilities. Brain Atlas detects, and presents a series of topographical maps which actively display in color on the computer screen, the on-going electrical activity of the brain. The different colors and shades indicate the magnitude of positive or negative electroencephalograph
(EEG) voltages simultaneously measured at various scalp locations. The Brain Atlas has the capability of providing an on-line, simultaneous display of voltage-time plots and topographic maps. The maps displayed can be paused, moved forward or reversed one frame at a time when the clinician wants to pinpoint an exact time period for detailed analysis. The data acquired can be printed out immediately on a multi-color printer for a permanent patient record or stored on disk for future evaluation and printing.

Product Development

           Bio-logic's development activities consist primarily of developing new products and adding new features to and enhancing the capabilities of the existing products. Refinements to the Company's systems are also developed in response to users' suggestions. During fiscal 1997 and 1996, Bio-logic expended $1,873,716, and $1,536,671, respectively, for research and development.

           The Company's research and product development activities include further development of the Bio-logic Ceegraph, a computerized EEG which contains high-definition resolution graphics; Ceegraph Express, a portable EEG system; Sleepcan, a system for computerized polysomnography; Sleepscan Express, a portable system with full data disclosure; and the Explorer, an EMG system for measuring muscle activity. The Company has and is continuing to develop Distortion Otoacoustic Emission (DPOAE) equipment for the audiology market, an 8-channel EMG/EP system for intraoperative monitoring, a polysomnography system with ultra-high color resolution and long-term monitoring for the sleep market. The Company has also developed an EEG system with long-term video monitoring and spike/seizure detection for the epilepsy monitoring market and hardware improvement to the portable Scout-TM- Sport, one of the Company's DPOAE products, may result in new markets for audiologic screening.

           The latest development is a 128-channel ambulatory recorder for EEG and sleep. The system features continuous data disclosure saved on high-capacity PCMCIA removable miniature hard disks. The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

           The Company's brain mapping system, the Brain Atlas, was developed by a wholly-owned subsidiary under a research and development agreement with a limited partnership (the "Partnership"). On August 31, 1995, the Company purchased the assets of the Partnership, consisting of the rights to the brain mapping technology, for $60,000.

           The Company is a party to a number of other research and development agreements under which, as of February 28, 1997, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1997, the Company has paid royalties of $923,170 under such agreements.

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

Foreign Sales

           During fiscal 1997, export sales increased to $3,605,475, or approximately 24% of net sales, compared to $3,545,660, or approximately 24% of net sales, in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for sales of some of its systems to foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations may adversely affect the Company's foreign business.

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

Assembly, System Hardward and Sources of Supply

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

Patents and Trademarks

           The Company currently owns six patents covering certain aspects of its brain mapping system and other technology developed by the Company, including a patent issued in February 1997 relating to the SmartPack. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, Navigator and Traveler. The Company has developed a number of unpublished computer software programs which are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

Competition

           The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, NCI , Inc., Nihon-Koden Corporation, Teca Corp., and Cadwell Laboratories, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of, its integrated system. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.

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

           The Company's systems have been classified as Class II medical devices as such term is defined in the regulations promulgated by the FDA. The Company has filed 510(K) applications (notifications of intention to market) with the FDA. The Company continues to advise the FDA as modifications and additions are made to its systems.

           In addition, all manufacturers of medical devices are required to register with the FDA and to adhere to certain "good manufacturing practices" and "good laboratory practices," which prescribe recordkeeping procedures and provide for the unscheduled inspection of facilities.

Employees

           As of February 28, 1997, the Company employed 89 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers

           The executive officers of the Company are as follows:

NAME                                       AGE          POSITION
----                                       ---          --------
Gabriel Raviv, Ph.D.                       46           President, Chief
                                                        Executive Officer,
                                                        Director

Thomas S. Lacy                             54           Vice
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

           The Company also leases two offices overseas, both of which are occupied pursuant to a lease providing for an annual rental of approximately $13,800 and $34,800, respectively, subject to annual increases.

ITEM 3. Legal Proceedings

           The Company is not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

           Not Applicable.

                                    PART II
                                    -------
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

      (a)   Price Range of Securities
            -------------------------

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

                                                        High                                                Low
                                                    Sales Price                                         Sales Price
                                                    -----------                                         ------------

Fiscal Year Ended February 28, 1997
-----------------------------------
                     1st Quarter                     $4 1/2                                             $3 1/8
                     2nd Quarter                      3 7/8                                              2 1/2
                     3rd Quarter                      3 1/8                                              2 3/8
                     4th Quarter                      3 1/2                                              2 3/8

Fiscal Year Ended February 29, 1996
-----------------------------------

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

      (b)            Approximate Number of Equity Security Holders
                     ---------------------------------------------

                     As of May 21, 1997 there were approximately 277 record holders of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

      (c)            Dividends
                     ---------

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

ITEM 6.      Managements' Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
          Results of Operations              ---------------------
 The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10K-SB along with said financial statements.

                                                        FISCAL YEAR ENDED LAST DAY OF FEBRUARY,
                                       -------------------------------------------------------------------------

                                                1997           1996           1995           1994           1993
                                                ----           ----           ----           ----           ----

Net sales                              $  14,856,955  $  14,602,000  $  12,072,674  $  10,749,332  $  10,958,308

Operating income                             811,712      1,204,459        787,150        403,994        (37,665)

Net income (1)(2)                            683,845        892,091        740,412        539,755         99,809

Net income per share(2)                         0.17           0.21           0.18           0.13           0.02

Working capital                            7,645,040      9,428,915      6,925,542      8,204,175      7,888,372

Total assets                              13,924,402     14,379,986     13,499,684     12,323,224     11,942,433

Long-term debt                               562,879        689,877        808,726        919,950      1,024,036

Total liabilities                          2,725,000      2,982,675      3,130,431      2,740,415      2,601,655

Shareholders' equity                   $  11,199,402  $  11,397,311  $  10,369,253  $   9,948,140  $   9,392,266

Shares outstanding(3)                      4,144,075      4,344,913      4,227,823      4,300,839      4,437,146

------------------------

(1)  Includes net interest income of $170,864, $114,412, $137,972, $185,855 and $98,334 in fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

(2) In fiscal 1993, net income and net income per share include an income tax benefit of $68,000.

(3) Weighted average number of common and dilutive common equivalent shares calculated at year-end market prices.

Results of Operations
---------------------

             Fiscal 1997 Compared To Fiscal 1996
             -----------------------------------

             Net sales for fiscal 1997 were $14,856,955, a 2% increase from net sales of $14,602,000 during fiscal 1996. Domestic sales in fiscal 1997 increased by 2% to $11,251,480 from $11,056,340 in fiscal 1996. Foreign sales in fiscal 1997 increased by 2% to $3,605,475 compared to $3,545,660 for fiscal 1996. As a percentage of net sales, domestic and foreign sales for both fiscal 1997 and fiscal 1996 were 76% and 24%, respectively. The increase in net sales reflects higher system sales of the Ceegraph, EP Navigator and Traveler product lines, partially offset by lower net sales in the Explorer and sleep product lines.

              Cost of equipment sold increased to $5,140,195 during fiscal 1997 compared to $5,044,415 for fiscal 1996, and as a percentage of net sales remained at approximately 35% during both fiscal 1997 and fiscal 1996.

              Selling, general and administrative expenses increased by approximately 3% to $7,031,332 during fiscal 1997 compared to $6,816,455 for fiscal 1996, and as a percentage of net sales, remained at 47% for both fiscal 1997 and fiscal 1996. Selling, general and administrative expenses for fiscal 1997 were higher primarily due to increased advertising costs and higher travel expenses.

              Research and development expenses increased by approximately 22% to $1,873,716 during fiscal 1997 from $1,536,671 in fiscal 1996, and as a percentage of net sales, increased to approximately 13% in fiscal 1997 from 11% in fiscal 1996. The increase in research and development costs was mainly due to higher individual salaries plus the reduction in the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of these future products amounted to approximately $144,402 and $305,751 during fiscal 1997 and 1996, respectively. Finally, the amortization expense of these capitalized research and development costs increased to $90,503 in fiscal 1997 compared to $55,547 in fiscal 1996. Bio-logic continues to place a significant emphasis on research and development.

              For fiscal 1997, the Company had operating income of $811,712 compared to operating income of $1,204,459 for fiscal 1996. The decrease in operating income for fiscal 1997 was due to higher selling, general and administrative costs plus higher research and development expenses, offset by higher net sales.
                                    -17-

              The Company had net interest income of $170,864 for fiscal 1997 compared to $114,412 for fiscal 1996. The increase of net interest income is primarily due to higher interest income earned on marketable securities and lower interest expense on short and long term debt.

              The provision for income taxes during fiscal 1997 was approximately 30% of income before taxes, compared to 32% of income before taxes in fiscal 1996. The tax provision as a percentage of net income in fiscal 1997 was lower due to differences in foreign income and corresponding taxes rates.

              The Company had net income of $683,845 or $.17 per share for fiscal 1997 compared to $892,091 or $.21 per share for fiscal 1996. The decrease in net income was the result of higher research and development costs and selling, general and administrative expenses, partially offset by higher net sales.

Liquidity and Capital Resources
-------------------------------

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

              As of February 28, 1997, the Company had working capital of $7,645,040; including $2,425,694 of cash, cash equivalents and short-term investments and $3,583,673 of accounts receivable. In addition, as of February 28, 1997, the Company had long-term investments of $1,501,287. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 1997 was $275,240. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit will bear interest at the Bank's prime rate.

              Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000. Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The outstanding principal amount of the Bond was approximately $689,000 at February 28, 1997.

             The Company is a party to a number of research and development agreements under which, at February 28, 1997, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1997, the Company has paid royalties of $923,170 under such agreements.

              At February 28, 1997, the Company had no material capital commitments. During fiscal 1997, the Company repurchased 286,310 shares of its common stock for an aggregate cost of $882,706.

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

              From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction will be completed.

New Accounting Pronouncements
-----------------------------

              In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. "Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity." The adoption of SFAS No. 128 is effective for financial statements issued after December 15, 1997. Early adoption of this new standard is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the disclosure of earnings per share in the Company's financial statements.

ITEM 7. Financial Statements
        --------------------

              The response to this item is submitted in a separate section of this report. See Table of Contents to Consolidated Financial Statements on page F-1.

ITEM 8.       Changes in and Disagreements with Accountants on Accounting and
              ---------------------------------------------------------------
              Financial Disclosure
              --------------------

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

                                     PART IV

Item 13.     Exhibits, List and Reports on Form 8-K
             --------------------------------------
(a) Exhibits.
    --------

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

     21.         Subsidiaries of the Company(8)

     23.1        Consent of Independent Auditors

       (b)       Reports on Form 8-K
                 -------------------

                 During the three months ended February 28, 1997, no reports on Form 8-K were filed by the Company.

------------------------

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

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            -----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................................      F-2
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets, February 28, 1997 and February 29, 1996.................      F-3
  Consolidated Statements of Earnings for the Years Ended
    February 28, 1997 and February 29, 1996............................................      F-4
  Consolidated Statements of Shareholders' Equity for the Years
    Ended February 28, 1997 and February 29, 1996......................................      F-5
  Consolidated Statements of Cash Flows for the Years Ended
    February 28, 1997 and February 29, 1996............................................      F-6
  Notes to Consolidated Financial Statements...........................................      F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Bio-logic Systems Corp.:

We have audited the accompanying consolidated balance sheet of Bio-logic Systems Corp. and subsidiaries for the years ended February 28, 1997 and Febrauary 29, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            GRANT THORNTON LLP

April 24, 1997

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                    1997            1996
                                                              ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..................................   $  1,134,310     $  3,249,071
  Marketable securities......................................      1,291,384        1,711,760
  Accounts receivable, less allowance for doubtful accounts of
    $152,068 in 1997 and $128,243 in 1996....................      3,583,673        3,197,495
  Inventories................................................      3,055,429        2,887,528
  Prepaid expenses...........................................        141,928          129,044
  Deferred income taxes......................................        262,039          239,609
                                                                ------------     ------------

     Total current assets....................................      9,468,763       11,414,507

PROPERTY, PLANT AND EQUIPMENT--Net...........................      1,827,859        1,863,811

MARKETABLE SECURITIES........................................      1,501,287

OTHER ASSETS.................................................      1,126,493        1,101,668
                                                                ------------     ------------

TOTAL ASSETS.................................................   $ 13,924,402     $ 14,379,986
                                                                ------------     ------------
                                                                ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt.......................   $    126,343     $    118,236
  Accounts payable...........................................        484,323          544,346
  Accrued salaries and payroll taxes.........................        560,676          500,412
  Accrued interest and other expenses........................        309,861          362,031
  Accrued income taxes.......................................         48,931          213,735
  Deferred revenue...........................................        293,589          246,832
                                                                ------------     ------------

     Total current liabilities...............................      1,823,723        1,985,592

LONG-TERM DEBT--Less current maturities......................        562,879          689,877

COMMITMENTS

DEFERRED INCOME TAXES........................................        338,398          307,206
                                                                ------------     ------------

     Total liabilities.......................................      2,725,000        2,982,675
                                                                ------------     ------------

SHAREHOLDERS' EQUITY:

  Capital stock, $.01 par value; authorized, 10,000,000
    shares; issued and outstanding; 4,229,519 shares in 1997
    and 4,229,119 shares in 1996..............................         42,295           42,291
  Additional paid-in capital..................................      5,478,464        5,477,516
  Retained earnings...........................................      6,561,349        5,877,504
                                                                 ------------     ------------

     Total shareholders' equity...............................     12,082,108       11,397,311

Less treasury stock, at cost: 286,310 shares..................       (882,706)
                                                                 ------------     ------------

     Shareholders' equity--net................................     11,199,402       11,397,311
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................    $13,924,402     $ 14,379,986
                                                                 ------------     ------------
                                                                 ------------     ------------

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                    1997            1996
                                                              ---------------  ---------------
NET SALES...................................................   $ 14,856,955     $ 14,602,000

COST OF SALES...............................................      5,140,195        5,044,415
                                                               ------------     ------------

    Gross profit............................................      9,716,760        9,557,585
                                                               ------------     ------------
OPERATING EXPENSES:
  Selling, general, and administrative......................      7,031,332        6,816,455
  Research and development..................................      1,873,716        1,536,671
                                                               ------------     ------------

    Total operating expenses................................      8,905,048        8,353,126
                                                               ------------     ------------

OPERATING INCOME............................................        811,712        1,204,459

OTHER INCOME (EXPENSE):
  Interest income...........................................        223,591          188,865
  Interest expense..........................................        (52,727)         (74,453)
  Miscellaneous.............................................            652           (1,780)
                                                               ------------     ------------

TOTAL OTHER INCOME..........................................        171,516          112,632
                                                               ------------     ------------

INCOME BEFORE INCOME TAXES..................................        983,228        1,317,091

PROVISION FOR INCOME TAXES..................................        299,383          425,000
                                                               ------------     ------------

NET INCOME..................................................   $    683,845     $    892,091
                                                               ------------     ------------
                                                               ------------     ------------

NET INCOME PER SHARE:
  Primary and fully diluted.................................   $       0.17     $       0.21
                                                               ------------     ------------
                                                               ------------     ------------

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997

                                                CAPITAL STOCK
                                            ---------------------   ADDITIONAL
                                            NUMBER OF                PAID-IN       RETAINED     TREASURY
                                              SHARES     AMOUNT      CAPITAL       EARNINGS       STOCK         TOTAL
                                            ----------  ---------  ------------  ------------  -----------  -------------
BALANCE, MARCH 1, 1995....................   4,146,949   $  41,469  $  5,342,371  $  4,985,413  $         0  $  10,369,253
  Exercise of stock options...............      82,170         822       135,145                                   135,967
  Net income..............................                                             892,091                     892,091
                                            ----------   ---------  ------------  ------------  -----------  -------------
BALANCE, FEBRUARY 29, 1996................   4,229,119      42,291     5,477,516     5,877,504            0     11,397,311
  Purchase of treasury stock..............    (286,310)          0             0                   (882,706)      (882,706)
  Exercise of stock options...............         400           4           948                                       952
  Net income..............................                                             683,845                     683,845
                                            ----------   ---------  ------------  ------------  -----------  -------------
BALANCE, FEBRUARY 28, 1997................   3,943,209   $  42,295  $  5,478,464  $  6,561,349  $  (882,706) $  11,199,402
                                            ----------   ---------  ------------  ------------  -----------  -------------
                                            ----------   ---------  ------------  ------------  -----------  -------------

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                                                          1997          1996
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $ 683,845     $ 892,091
 Adjustments to reconcile net income to net
  cash flows from operating activities:
 Depreciation and amortization                                           328,872       326,953
 Provision (recovery) for bad debts                                       23,825        (4,855)
 Provision for inventory valuation                                       160,007       160,000
 Deferred income tax provision                                             8,762         6,800
 (Increases) decreases in assets:
  Accounts receivable                                                   (410,003)      (86,871)
  Inventories                                                           (337,208)     (151,541)
  Prepaid expenses                                                       (12,884)      (37,900)
 Increases (decreases) in liabilities:
  Accounts payable                                                       (60,023)     (154,064)
  Accrued liabilities and deferred revenue                                54,851       (41,049)
  Accrued income taxes                                                  (164,804)       51,461
                                                                    -----------    ------------
      Net cash flows provided by operating activities                    275,240       961,025

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                   (170,904)     (106,883)
 Other assets                                                           (137,541)     (460,504)
 Purchases of investments held to maturity                            (2,779,542)     (730,198)
 Proceeds from maturities of investments                               1,698,631     2,373,538
                                                                     -----------     ----------
      Net cash flows (used in) provided by investing activities       (1,389,356)    1,075,953

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                     952       135,967
 Purchase of treasury stock                                             (882,706)
 Payments on long-term debt                                             (118,891)     (111,262)
                                                                      -----------  ------------
      Net cash flows (used in) provided by financing activities       (1,000,645)       24,705
                                                                      -----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,114,761)    2,061,683

CASH AND CASH EQUIVALENTS--Beginning of year                           3,249,071     1,187,388
                                                                      ----------   ------------
CASH AND CASH EQUIVALENTS--End of year                               $ 1,134,310   $ 3,249,071
                                                                      ----------   ------------
                                                                      ----------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
 Cash paid during the period for:
  Interest                                                           $    56,084   $    72,347
                                                                       ---------     ---------
                                                                       ---------     ---------
 Income taxes                                                        $   421,790   $   366,739
                                                                       ---------     ---------
                                                                       ---------     ---------

        The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


1.   BUSINESS

     Bio-logic Systems Corp. (the "Company") develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the Health Care Industry in North America, Europe and the Far East.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation--The consolidated financial statements include the Company and its wholly owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic '83 Research Corp. and Bio-logic International Corp., and its wholly owned foreign subsidiaries, Bio-logic Systems Corp., Ltd. and Bio-logic FSC International Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash, and Cash Equivalents--Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

     Marketable Securities--Marketable securities are comprised of US Government securities with maturities of more than three months.

     Inventories--Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Property, Plant and Equipment--Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

     Other Assets - Other assets consist primarily of capitalized research and development costs, patent cost and the cash value of officers' life insurance policies. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

     Revenue Recognition for Research and Development Contracts - Revenue from research and development contracts is recognized as related costs are incurred.

     Income Taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax return. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax asset to the amount expected to be realized.

     Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $1,116,000 and $829,000 as of February 28, 1997 and February 29, 1996, respectively.

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

     Fair Value of Financial Instruments--The Company's financial instruments include cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and bank overdrafts, and long-term debt. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable and bank overdrafts approximate their fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates fair value based on quoted prices of similar issuances at the reporting date. The carrying value of marketable securities is based on amortized cost and does not materially differ from their fair value.

     Impact of Adoption of Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128,
    "Earnings per Share," which requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. "Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity." The adoption of SFAS No. 128 is effective for financial statements issued after December 15, 1997. Early adoption of this new standard is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

3.   MARKETABLE SECURITIES

     Effective March 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115).

     As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity debt securities. The Company's entire portfolio of debt securities has been classified as held-to-maturity and is stated at cost, with premiums amortized and discounts accreted using the simple-interest method. For fiscal 1997, marketable debt securities with remaining maturities in excess of twelve months have been classified as non-current.

     Investment Securities Held-To-Maturity

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of marketable securities are summarized as follows:

                                                                                Gross          Gross        Estimated
                                                                Amortized    Unrealized     Unrealized         Fair
                                                                   Cost         Gains         Losses          Value
                                                                  -----        ------        -------         ------
February 28, 1997
-----------------

US Government
securities                                                     $ 2,792,671    $ 3,462      $       0        $ 2,796,133
                                                               -----------     ------       --------         ----------
                                                               -----------     ------       --------         ----------
February 29, 1996
-----------------

US Government
securities                                                     $ 1,711,760    $ 3,642      $       0        $ 1,715,402
                                                               -----------     ------       --------         ----------
                                                               -----------     ------       --------         ----------

At February 28, 1997, the maturities of marketable securities are as follows:

                                                                                 Estimated Fair
               Term to Maturity                                Amortized Cost        Value
               ----------------                                --------------    ---------------
              S>
              Due one year or less                               $ 1,291,384     $ 1,291,438
              Due after one year
              through five years                                 $ 1,501,287     $ 1,504,695
                                                                  ----------       ---------
              Total                                              $ 2,792,671     $ 2,796,133
                                                                  ----------       ---------
                                                                  ----------       ---------

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprise the following at February 28, 1997 and February 29, 1996:

                                                                                                      Estimated
                                                                                                       Useful Lives
                                                                              1997          1996         (IN YEARS)
                                                                          ------------  ------------  -----------------
     Land                                                                 $  676,534     $  676,534
     Building                                                              1,117,907      1,117,907           40
     Test and shop equipment                                                 915,070        821,794            5
     Booths and exhibits                                                     101,531         69,849            5
     Office furniture and equipment                                        1,405,754      1,359,808            7
     Transportation equipment                                                123,799        123,799            3
     Building improvements                                                   121,651        121,651           15
                                                                          ------------  ------------
     Total                                                                 4,462,246      4,291,342
     Less accumulated depreciation                                         2,634,387      2,427,531
                                                                          ------------  ------------
     Property, plant and equipment--net                                  $ 1,827,859    $ 1,863,811
                                                                          ------------  ------------
                                                                          ------------  ------------
     Depreciation expense amounted to $206,856 and $255,193 for 1997 and 1996, respectively.

5.   CAPITALIZED RESEARCH AND DEVELOPMENT COSTS

    Capitalized research and development expense consists of costs incurred from when the product is determined to be technologically feasible to the time the product is available for general release to customers. These costs consist primarily of internal research and development labor costs and outside development costs for software and related engineering prototypes necessary in the final design of new products. Capitalized research and development costs are amortized over a 5 year period, which approximates the expected life of the product.

    Unamortized research and development costs amounted to $723,967 and $636,567 at February 28, 1997 and February 29, 1996, respectively. Amortization expense amounted to $90,503 and $55,547 in 1997 and 1996, respectively.

6.  OPERATING LEASES

    The Company leases office and assembly facilities under long-term operating leases expiring from 2001 to 2009. Total rental expense amounted to $55,521 and $52,367 for 1997 and 1996, respectively.

    Future minimum annual rental commitments under these leases for the five years ending the last day of February, 2002 are as follows:


                  1998                                                             $  48,641
                  1999                                                                49,985
                  2000                                                                49,985
                  2001                                                                47,083
                  2002                                                                15,154
                  Thereafter                                                         106,080

7.   LONG-TERM DEBT

     Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. The interest rate on the Bond (6.6%) is 80 percent of the prime rate (8.25 percent at February 28, 1997). The office building and land are pledged as collateral for the Bond.

     The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 1997 or February 29, 1996.

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


     Annual maturities of the Bond are as follows:

                  1998                                                             $ 126,343
                  1999                                                               135,005
                  2000                                                               144,262
                  2001                                                               154,153
                  Thereafter                                                         129,459
                                                                                     -------
                                                                                   $ 689,222
                                                                                     -------
                                                                                     -------

8.   INCOME TAXES

     The provision for income taxes is as follows::


                                                                        1997          1996
                                                                        ----          ----
                  Current:
                   Federal                                              $ 206,788    $ 348,900
                   State                                                   32,900       69,300
                   Foreign                                                 50,933
                                                                        ----------  ----------
                   Total current                                          290,621      418,200
                  Deferred                                                  8,762        6,800
                                                                        ----------  ----------
                  Total                                                 $ 299,383     $ 425,000
                                                                        ----------    ----------
                                                                        ----------    ----------

     The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                                                      1997       1996
                                                                                      ----       ----
     U.S. Federal statutory rate                                                      34.0%      34.0%
     Difference in foreign tax rate                                                   (6.2)      (4.3)
     Foreign Sales Corporation (FSC) operations                                       (1.5)      (1.1)
     State income taxes, net of Federal income tax benefit                             2.2        3.4
     General business tax credits                                                       --        (.9)
     Other                                                                             2.0        1.2
                                                                                       ---        ---
     Effective income tax rate                                                        30.5%      32.3%
                                                                                       ---        ---
                                                                                       ---        ---

     Deferred tax assets and liabilities as of February 28, 1997 and February 29, 1996 consist of the following:

                                                                            1997       1996
                                                                          ---------  ---------
      Deferred tax liabilities:
        Depreciation                                                        $ 58,458   $ 61,090
        Research and development                                             279,940    246,116
                                                                           ---------   --------
      Total deferred tax liabilities                                         338,398    307,206
                                                                             -------    -------
      Deferred tax assets:
        Accounts receivable                                                   58,770     49,550
        Inventory                                                             82,488     80,585
        Vacation                                                              21,327     20,360
        Warranty                                                              99,454     86,984
        Other                                                                    --       2,130
                                                                              ------     -------

      Total deferred current tax assets--net                                 262,039    239,609
                                                                           ---------    --------
      Net deferred tax liability                                            $ 76,359  $  67,597
                                                                           ---------  ---------
                                                                           ---------  ---------

      In 1989, the Company established a Foreign Sales Corporation (FSC) to replace its Domestic International Sales Corporation (DISC). Accordingly, deferred income taxes attributable to unremitted DISC earnings were recorded during 1989. During fiscal 1996, the Company recognized deferred DISC earnings in the amount of approximately $187,000 for tax purposes. The last of the remaining unremitted DISC earnings was recognized in the year ending February 29, 1996.

9. NET INCOME PER SHARE

      Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. The weighted average shares for computing primary earnings per share were 4,140,216 and 4,329,445 for fiscal 1997 and fiscal 1996, respectively.

      Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at year-end market prices. The dilutive effect of stock options creates the difference between primary and fully diluted shares outstanding. The weighted average shares for computing fully diluted earnings per share were 4,144,075 and 4,344,913 for fiscal 1997 and fiscal 1996, respectively.

10.   STOCK OPTIONS AND WARRANTS

      The Company's 1994 Incentive Stock Option Plan (the "Plan") permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 450,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date of grant. In the case of nonqualified options, the per share price may be at any amount determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value. Currently outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

      Bio-logic has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans when options are granted at fair value at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grand date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                                                 FISCAL YEAR       FISCAL YEAR
                                                                                    ENDED             ENDED
                                                                                 FEBRUARY 28,      FEBRUARY 29,
                                                                                     1997              1996
                                                                               ----------------  ----------------
      Net Income
       As Reported                                                             $ 683,845            $892,091
       Pro Forma                                                                 627,878            $857,664

      Net Income per share
       (primary and fully diluted)
       As Reported                                                                 $0.17               $0.21
       Pro Forma                                                                    0.15                0.20

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended February 28, 1997 and February 29, 1996, respectively: no dividends; expected volatility of 49% and 56%, respectively; risk free interest rates of 6.3% for both years; and expected life of 7.8 and 8.0 years. The weighted average exercise price of options granted during the year ended February 28, 1997 and February 29, 1996 for which the exercise price exceeds the market price on the grant date was $3.30 and $2.85, respectively, and the weighted average fair value prices were $1.44 and $1.35, respectively. The weighted average exercise price of options granted during the year ended February 28, 1997 and February 29, 1996 for which the exercise price equals the market price on the grant date was $2.89 and $2.63, respectively, and the weighted average fair value prices were $2.00 and $1.94, respectively. The weighted average exercise price of options granted during the year ended February 28, 1997 and February 29, 1996 for which the exercise price is below the market price on the grant date was $2.71 and $3.75, respectively, and the weighted average fair prices were $2.05 and $3.17, respectively.

      The following tables summarize information concerning outstanding and exercisable stock options, as of February 28, 1997:


                                         Weighted Average
                                              Remaining
           Range of         Number        Contractual Life        Weighted Average
       Exercise Price    Outstanding          (years)               Exercise Price
       --------------   ------------     ------------------       ----------------
       $1.50-$2.50        154,833              5.5                  $2.05
       $2.51-$3.75        199,675              5.2                   2.86
       $3.76-$5.22         14,000              8.3                   4.87
                           ------
                          368,508
                          -------
                          -------



                Range of              Number            Weighted Average
              Exercise Price        Exercisable           Exercise Price
              --------------        -----------         -----------------
              $1.50-$2.50            120,208                    $ 1.99
              $2.51-$3.75             74,300                      2.77
              $3.76-$5.225             4,000                      4.87
                                     -------
                                     198,508
                                    --------
                                    --------

      Additional information with respect to Bio-logic's plan at February 28, 1997 and February 29, 1996, are as follows:

                                  FISCAL 1997

                                                                                 Weighted Average
                                                                    Shares         Exercise Price
                                                                   ---------     -----------------
      Shares Under Option:
         Outstanding at beginning of year                           311,008            $2.49
         Granted                                                     78,000            $3.01
         Exercised                                                       --               --
         Forfeited                                                  (20,500)           $3.20
                                                                    --------
         Outstanding at end of year                                 368,508            $2.56
                                                                    --------
         Options exercisable at year-end                            198,508            $2.34
                                                                    --------
                                                                    --------
         Weighted average fair value for
          stock options granted during 1996                                            $1.77

                                  FISCAL 1996
                                  -----------

                                                                                 Weighted Average
                                                                    Shares        Exercise Price
                                                                   ---------     -----------------
         Shares Under Option:
           Outstanding at beginning of year                         335,833            $2.18
               Granted                                              109,500            $2.76
               Exercised                                            (90,446)           $1.95
               Forfeited                                            (43,879)           $2.69
                                                                   ---------
           Outstanding at end of year                               311,008            $2.49
                                                                   ---------
           Options exercisable at year-end                          150,650            $2.24
                                                                   ---------
                                                                   ---------
           Weighted average fair value for
            stock options granted during 1997                                          $2.29

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

11.      RESEARCH AND DEVELOPMENT ARRANGEMENTS

        In 1986, 1989 and 1991 and 1992, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000, $126,700 and $164,300 respectively, or an aggregate of $1,087,000. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sales of developed products. Royalties paid under these agreements amounted to approximately $130,000 and $207,000 in 1997 and 1996 respectively.

12. EXPORT SALES

    Net foreign export sales are summarized as follows:

                                                    1997          1996
                                               ------------  ------------

         Europe..............................  $  1,121,114  $  1,076,163
         Far East............................     1,857,117     1,677,486
         Other...............................       627,244       792,011
                                               ------------  ------------
         Total...............................  $  3,605,475  $  3,545,660
                                               ------------  ------------
                                               ------------  ------------

    No significant sales were made by foreign subsidiaries in 1997 and 1996.

13. EMPLOYEE BENEFIT PLAN

    The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. Employee contributions are matched by the Company at varying rates. The Company may also make discretionary contributions to the plan. Total contributions of $59,506 and $54,004 were made by the Company in 1997 and 1996, respectively.

14. EMPLOYMENT AGREEMENTS

    The Company has executed an employment agreement with one of its key officers. Under the terms of the agreement, which extends through May 1997, the Company is obligated to pay contractually specified amounts in the event of the key officer's termination, disability or death.

15. STOCK REPURCHASE

    On May 16, 1996 the Board of Directors of the Company authorized the repurchase, from time to time, of shares of the Company's common stock. As of February 28, 1997, the Company purchased an aggregate of 286,310 shares of its common stock at a total cost of $882,706.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIO-LOGIC SYSTEMS CORP.
DATE: MAY 21, 1997
                                BY: /S/ GABRIEL RAVIV
                                    -----------------------
                                    GABRIEL RAVIV, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE             TITLE                              DATE
------------------------------  ----------------------------   ----------------
                                President, Chief Executive
      /s/ GABRIEL RAVIV           Officer, Director
------------------------------    (Principal Executive          May 21, 1997
        Gabriel Raviv             Officer)

  /s/ CHARLES Z. WEINGARTEN     Director
------------------------------                                  May 21, 1997
    Charles Z. Weingarten, M.D.

    /s/ WILLIAM K. ROENITZ      Controller and Treasurer
------------------------------    (Principal Financial          May 21, 1997
      William K. Roenitz          Officer)

        /s/ GIL RAVIV           Director
------------------------------                                  May 21, 1997
          Gil Raviv

    /s/ IRVING KUPFERBERG       Director
------------------------------                                  May 21, 1997
      Irving Kupferberg

     /s/ ALBERT MILSTEIN        Director
------------------------------                                  May 21, 1997
       Albert Milstein

      /s/ CRAIG W. MOORE        Director
------------------------------                                  May 21, 1997
        Craig W. Moore

                                 EXHIBIT INDEX

  EXHIBIT
   PAGE
  NUMBER                         DESCRIPTION                           NUMBER
-----------  --------------------------------------------------------  ------


       3.1   Certificate of Incorporation, Certificate of Amendment
             to) Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

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

------------------------

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