Form 10QSB
period 1997-05-31
BIO LOGIC SYSTEMS CORP
filed 1997-07-10
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to
                                                        -------   -------

                          Commission File No. 0-12240

                            BIO-LOGIC SYSTEMS CORP.
    (Exact name of small business issuer as specified in its charter)

                   Delaware                                           36-3025678)
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
                organization)

One Bio-logic Plaza, Mundelein, Illinois                                 60060
(Address of principal executive office)                                (zip code)

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

                    YES      X          NO
                          -------          --------

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at July 8, 1997
Common Stock $.01 par value                          3,943,509 shares

               Traditional Small Business Disclosure Format

                    Yes      X          No
                          -------           --------

                                 Bio-logic Systems Corp.
                                      Form 10Q-SB

                                   TABLE OF CONTENTS

Part I.  Financial Information
                                                                          Page
         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at May 31, 1997
                  and February 28, 1997                                     3

                  Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended May 31,
                  1997 and 1996                                             4

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended May 31, 1997 and 1996              5

                  Notes to Condensed Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         10

Signatures                                                                 12

                                 Bio-logic Systems Corp.

                                      Form 10Q-SB

Part 1. Financial Information
ITEM 1 FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MAY 31, 1997   FEBRUARY 28, 1997
                                                              -------------  -----------------
                                                               (UNAUDITED)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents...............................  $   2,216,791   $    1,134,310
    Marketable securities...................................      2,100,575        1,291,384
    Accounts receivable, less allowance for doubtful
      accounts of $157,154 at May 31, 1997 and $152,068 at
      February 28, 1997.....................................      3,463,540        3,583,673
    Inventories.............................................      3,137,657        3,055,429
    Prepaid expenses........................................        106,406          141,928
    Deferred income taxes...................................        262,039          262,039
                                                              -------------  ----------------
        Total current assets................................     11,287,008        9,468,763
PROPERTY, PLANT AND EQUIPMENT--Net..........................      1,808,811        1,827,859
MARKETABLE SECURITIES.......................................                       1,501,287
OTHER ASSETS................................................      1,059,158        1,126,493
                                                              -------------  ----------------
        TOTAL ASSETS........................................  $  14,154,977   $   13,924,402
                                                              -------------  ----------------
                                                              -------------  ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Current maturities of long-term debt....................  $     128,455   $      126,343
    Accounts payable........................................        414,420          484,323
    Accrued salaries & payroll taxes........................        574,041          560,676
    Accrued interest & other expenses.......................        262,005          309,861
    Accrued income taxes....................................        176,139           48,931
    Deferred revenue........................................        307,009          293,589
                                                              -------------  ----------------
        Total current liabilities...........................      1,862,069        1,823,723
LONG-TERM DEBT--Less current maturities.....................        529,792          562,879
COMMITMENTS
DEFERRED INCOME TAXES.......................................        338,398          338,398
                                                              -------------  ----------------
        Total liabilities...................................      2,730,259        2,725,000
                                                              -------------  ----------------
SHAREHOLDERS' EQUITY:
Capital stock, $.01 par value. authorized 10,000,000 shares, issued and outstanding 3,943,309 shares at May 31, 1997
  and 4,229,519 at February 28, 1997........................         39,433           42,295
Additional paid-in capital..................................      4,598,958        5,478,464
Retained Earnings...........................................      6,786,327        6,561,349
                                                              -------------  ----------------
        Total shareholders' equity..........................     11,424,718       12,082,108
Less treasury stock, at cost: 286,310 shares................                        (882,706)
                                                              -------------  ----------------
        Shareholders equity--net............................     11,424,718       11,199,402
                                                              -------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $  14,154,977   $   13,924,402
                                                              -------------  ----------------
                                                              -------------  ----------------

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                 Form 10Q-SB

    Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MAY 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
NET SALES.........................................................  $  4,408,680  $  2,844,726
COST OF SALES.....................................................     1,462,929     1,060,646
                                                                    ------------  ------------
  Gross Profit....................................................     2,945,751     1,784,080
                                                                    ------------  ------------
OPERATING EXPENSES:
  Selling, general & administrative...............................     2,079,240     1,839,313
  Research & development..........................................       571,963       367,467
                                                                    ------------  ------------
Total operating expenses..........................................     2,651,203     2,206,780
                                                                    ------------  ------------
OPERATING INCOME (LOSS)...........................................       294,548      (422,700)
OTHER INCOME (EXPENSE):
  Interest income.................................................        48,644        60,578
  Interest expense................................................       (12,166)      (13,154)
  Miscellaneous...................................................           802           694
                                                                    ------------  ------------
    TOTAL OTHER INCOME............................................        37,280        48,118
                                                                    ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES.................................       331,828      (374,582)
PROVISION (BENEFIT) FOR INCOME TAXES..............................       106,850       (92,942)
                                                                    ------------  ------------
NET INCOME (LOSS).................................................  $    224,978  $   (281,640)
                                                                    ------------  ------------
                                                                    ------------  ------------
RETAINED EARNINGS, BEGINNING OF PERIOD............................  $  6,561,349  $  5,877,504
                                                                    ------------  ------------
RETAINED EARNINGS, END OF PERIOD..................................  $  6,786,327  $  5,595,864
                                                                    ------------  ------------
                                                                    ------------  ------------
EARNINGS PER SHARE:
Primary and Fully Diluted.........................................  $       0.06  $      (0.07)
                                                                    ------------  ------------
                                                                    ------------  ------------

        The accompanying notes are an integral part of these statements.

                        Bio-logic Systems Corp.
                             Form 10Q-SB

              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MAY 31,
                                                                    -------------------------
                                                                        1997         1996
                                                                    ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss).................................................  $    224,978  $  (281,640)
Adjustments to reconcile net income to net cash flows from (used
  in) operating activities:
    Depreciation and amortization.................................       111,216       94,150
    Provision for bad debts.......................................        24,000        7,500
    Provision for inventory valuation.............................        77,325       77,325
    (Increases) decreases in assets:
      Accounts receivable.........................................        96,133    1,061,135
      Inventories.................................................      (159,553)    (125,338)
      Prepaid expenses............................................        35,522       22,877
    Increases (decreases) in liabilities:
      Accounts payable and overdrafts.............................       (69,903)    (221,566)
      Accrued liabilities and deferred revenue....................       (21,071)    (204,453)
      Accrued income taxes........................................       127,208     (351,041)
                                                                    ------------  -----------
      Net cash flows from (used in) operating activities..........       445,855       78,949
                                                                    ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..........................................       (22,833)     (88,162)
    Other assets..................................................        (2,000)     (97,610)
    Purchases of marketable securities held to maturity...........             0   (1,498,259)
    Proceeds from maturities of investments.......................       692,096            0
                                                                    ------------  -----------
      Net cash flows from (used in) investing activities..........       667,263   (1,684,031)
                                                                    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options.......................           338          363
    Payments of long-term debt....................................       (30,975)     (28,988)
                                                                    ------------  -----------
      Net cash flows from (used in) financing activities..........       (30,637)     (28,625)
                                                                    ------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     1,082,481   (1,633,707)
CASH AND CASH EQUIVALENTS--Beginning of period....................     1,134,310    3,249,071
                                                                    ------------  -----------
CASH AND CASH EQUIVALENTS--End of period..........................  $  2,216,791  $ 1,615,364
                                                                    ------------  -----------
                                                                    ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
    Cash paid during the period for:
      Interest...................................................  $     11,433  $    13,154
                                                                    ------------  -----------
                                                                    ------------  -----------
      Income Taxes................................................  $     15,000  $   243,657
                                                                    ------------  -----------
                                                                    ------------  -----------

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB

              Notes to Condensed Consolidated Financial Statements

1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

    Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3. NET INCOME PER SHARE

    Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,016,612 and 4,328,576 for the quarters ended May 31, 1997 and May 31, 1996, respectively.

    Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,061,638 and 4,328,576 for the quarters ended May 31, 1997 and May 31, 1996, respectively.

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

                            Bio-logic Systems Corp.
                                   Form 10Q-SB

Investment Securities Held-to-Maturity

    The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                                                GROSS        GROSS      ESTIMATED
                                                                             UNREALIZED   UNREALIZED       FAIR
                                                             AMORTIZED COST     GAIN        LOSSES        VALUE
                                                             --------------  -----------  -----------  ------------
May 31, 1997
------------
U.S. Government securities.................................   $  2,100,575    $   3,220    $       0   $  2,103,795

May 31, 1996
------------
U.S. Government securities.................................   $  3,210,019    $       0    $   3,456   $  3,206,563

    At May 31, 1997, the maturities of marketable securities held-to-maturity are as follows:

                                                                                ESTIMATED FAIR
TERM TO MATURITY                                                AMORTIZED COST      VALUE
----------------                                                --------------  --------------
Due one year or less..........................................   $  2,100,575    $  2,103,795
Due after one year through five years.........................   $          0    $          0
                                                                --------------  --------------
     Total....................................................   $  2,100,575    $  2,103,795
                                                                --------------  --------------
                                                                --------------  --------------

6. EARNINGS PER SHARE PRESENTATION

    In February 1997, the Financial Accountings Standards Board issued SFAS No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of SFAS No. 128 is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the disclosure of earnings per share in the Company's financial statements.

7. TREASURY STOCK RETIREMENT

    During 1997, 286,310 shares of the Corporation's common stock purchased in 1996 for a total cost of $882,706, and held in treasury at February 28, 1997, were retired.

                          Bio-logic Systems Corp.
                                Form 10Q-SB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

Liquidity and Capital Resources

    As of May 31, 1997 the Company had working capital of $9,424,939 including $4,317,366 in cash, cash equivalents and short-term investments and $3,463,540 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

    Cash flow for the three months ended May 31, 1997 increased by $1,082,481 and net cash flow from operations increased by $455,855. Net income for the quarter ended May 31, 1997 was $224,978 increasing cash flow from operations while in contrast, a net loss of $281,640 in the quarter ended May 31, 1996 increased cash flow used in operations. In the first quarter ended May 31, 1997, marketable securities of approximately $692,000 matured and provided net cash flow from investing activities.

Results of Operations

    Net sales for the three month period ended May 31, 1997 ("1997 three months") increased by approximately 55% to $4,408,680 from $2,844,726 in the three month period ended May 31, 1996 ("1996 three months."), Domestic sales for the 1997 three months increased by 39% to $3,095,456 compared to $2,220,594 for the 1996 three months. Foreign sales of $1,313,224 contributed 30% of net sales for the 1997 three months, an increase of 110% from $624,132 for the 1996 three months. The Company's increase in net sales for the 1997 three months compared to the 1996 three months was due in large part to higher system sales in the Ceegraph -TM- and Sleepscan-TM- product lines. Net sales during the 1996 three months were impacted by a comprehensive sales force reorganization aimed at improving the effectiveness of the sales team. A year later, this restructuring has contributed favorably to the net sales increase in the 1997 three months, as Bio-logic has increased its sales representation and improved their overall productivity. However, Bio-logic's sales are subject to seasonality in that the summer months are traditionally a slower sales period, therefore, it is not expected that fiscal 1998 second quarter results will be quite as strong as fiscal 1998 first quarter results.

                          Bio-logic Systems Corp.
                                Form 10Q-SB

    Cost of equipment sold increased to $1,462,929 during the 1997 three months compared to $1,060,646 for the 1996 three months, and as a percentage of net sales decreased to 33% for the 1997 three months from 37% for the 1996 three months. This increase in gross profit during the 1997 three months was primarily the result of higher net sales with similar product margins while fixed manufacturing costs were allocated over higher net sales.

    Selling, general and administrative expenses increased by 13% to $2,079,240 for the 1997 three months compared to $1,839,313 for the 1996 three months. Selling, general and administrative expenses as apercentage of net sales, decreased to 47% for the 1997 three months from 65% for the 1996 three months. This increase in the three month period reflects additional employee costs related to the Company's comprehensive sales force restructure, plus increases in travel and sales commissions as the result of higher net sales. In addition, the Company incurred higher marketing expenses for product promotions and exhibitions.

    Research and development costs increased by 56% to $571,963 for the 1997 three months, compared to $367,467 for the 1996 three months, As a percentage of net sales, total research and development costs remained at 13% for both the 1997 and 1996 three months. The increase in costs were partially due to higher individual salaries plus the reduction in the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of products under development amounted to approximately $0 and $92,700 during the three months ended May 31, 1997 and 1996, respectively. Finally, the amortization expense of these capitalized research and development costs increased to $45,244 for the 1997 three months compared to $7,360 in 1996 three months. Bio-logic continues to place significant emphasis on research and development.

    For the three months ended May 31, 1997, the Company had operating income of $294,548 compared to an operating loss of $422,700 for the three months ended May 31, 1996. This increase in operating income for the 1997 three months is due to higher net sales, partially offset by higher selling, general and administrative expenses and increased research and development costs.

    Net interest income decreased to $36,478 from $47,424 for the three month periods ended May 31, 1997 and 1996, respectively. This decrease reflects lower investment returns on marketable securities offset by lower interest expense on long term debt.

    The provision for income taxes of $106,850 was approximately 32% of income before income taxes during the 1997 three months and the income tax benefit of $92,942 was approximately 25% of net loss before taxes for the 1996 three months. The Company's income tax rate differs from the federal statutory rate of 34% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

    The Company had net income of $224,978 or $.06 per share for the 1997 three months, compared to net loss of $281,640 or $0.07 per share for the 1996 three months. The Company attributes the higher earnings in the three month period to significantly higher net sales partially offset by higher selling, general and administrative expenses, and increased research and development costs as previously discussed.

                          Bio-logic Systems Corp.
                                Form 10Q-SB

Item 6. Exhibits and Reports on 8-K

    (a) Exhibits

        27. Financial Data Schedule

    (b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 1997.

                          Bio-logic Systems Corp.
                                Form 10Q-SB

SIGNATURES

                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: July 9, 1997          By: /s/ Gabriel Raviv
                                     -------------------------
                                     Gabriel Raviv, President

     Date: July 9, 1997          By: /s/ William K. Roenitz
                                     -------------------------
                                     William K. Roenitz,
                                     Controller and Treasurer