Form 10QSB
period 1997-08-31
BIO LOGIC SYSTEMS CORP
filed 1997-10-14
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended August 31, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM----------- to -----------

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

                                YES /X/             NO______

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                Outstanding at October 13, 1997
 Common Stock $.01 par value                    3,982,354 shares

                     TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                           Yes /X/                  No_________

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                    PAGE
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets at August 31, 1997
     and February 28, 1997                                            3

     Condensed Consolidated Statements of Operations and
     Retained Earnings for the three and six months ended
     August 31, 1997 and 1996                                         4

     Condensed Consolidated Statements of Cash Flows for
     the six months ended August 31, 1997 and 1996,                   5

     Notes to Condensed Consolidated FinancialStatements              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                              8

PART II.  OTHER INFORMATION

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        11

SIGNATURES

                        BIO-LOGIC SYSTEMS CORP.
                              FORM 10Q-SB


    Part 1. Financial Information
    Item 1 Financial Statements

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                             AUGUST 31, 1997   FEBRUARY 28, 1997
                                            -----------------  ------------------
                                             (UNAUDITED)
ASSETS

  CURRENT ASSETS

    Cash and cash equivalents............    $  2,962,885       $    1,134,310
    Marketable  securities...............       1,500,693            1,291,384
    Accounts receivable, less allowance
      for doubtful accounts of $180,533
      at August 31, 1997 and $152,068 at
      February 28, 1997..................       3,839,045            3,583,673
    Inventories .........................       3,253,170            3,055,429
    Prepaid expenses ....................         111,099              141,928
    Deferred income taxes................         262,039              262,039
                                             -------------     -----------------
                 Total current assets....      11,928,931            9,468,763

PROPERTY, PLANT AND EQUIPMENT--Net.......       1,828,170            1,827,859
MARKETABLE SECURITIES....................           --               1,501,287
OTHER ASSETS.............................       1,003,561            1,126,493
                                             --------------    -----------------
                 TOTAL ASSETS............    $ 14,760,662       $   13,924,402
                                             ==============    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Current maturities of long-term
      debt...............................    $    137,855       $      126,343
      Accounts payable ..................         481,957              484,323
      Accrued salaries & payroll taxes...         675,552              560,676
      Accrued interest & other expenses..         446,162              309,861
      Accrued income taxes...............         245,675               48,931
      Deferred revenue...................         291,878              293,589
                                             --------------     ---------------
              Total current liabilities..       2,279,079            1,823,723

  LONG-TERM DEBT--Less current
    maturities...........................         496,152              562,879
  COMMITMENTS
  DEFERRED INCOME TAXES..................         338,398              338,398
                                             --------------     ----------------
              Total liabilities..........       3,113,629            2,725,000
                                             --------------     ----------------
  SHAREHOLDERS' EQUITY:

  Capital stock, $.01 par value.
    authorized 10,000,000 shares, issued
    and outstanding 3,949,229 shares at,
    August 31, 1997 and 4,229,519 at
    February 28, 1997.....................         39,492               42,295
  Additional paid-in capital..............      4,612,734            5,478,464
  Retained Earnings.......................      6,994,807            6,561,349
                                             --------------     ----------------

             Total shareholders' equity...     11,647,033          12,082,108
  Less treasury stock, at cost: 286,310
    shares................................         --                (882,706)
                                              --------------     ----------------
             Shareholders equity--net.....     11,647,033          11,199,402
                                              --------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $14,760,662         $13,924,402
                                              ==============     ================

               The accompanying notes are an integral part of these statements.

                            BIO-LOGIC SYSTEMS CORP.
                                  FORM 10Q-SB

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   AUGUST 31,                  AUGUST 31,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
NET SALES................................................  $  4,346,349  $  3,574,920  $  8,755,030  $  6,419,646
COST OF SALES............................................     1,404,592     1,185,065     2,867,522     2,245,711
                                                           ------------  ------------  ------------  ------------
    Gross Profit.........................................     2,941,757     2,389,855     5,887,508     4,173,935
                                                           ------------  ------------  ------------  ------------
OPERATING EXPENSES:
    Selling, general & administrative....................     2,047,330     1,563,070     4,126,570     3,402,383
    Research & development                                      629,122       465,876     1,201,085       833,343
                                                           ------------  ------------  ------------  ------------
Total operating expenses.................................     2,676,452     2,028,946     5,327,655     4,235,726
                                                           ------------  ------------  ------------  ------------
OPERATING INCOME (LOSS)..................................       265,305       360,909       559,853       (61,791)
    OTHER INCOME (EXPENSE):
    Interest income......................................        51,643        54,301       100,287       114,879
    Interest expense.....................................        (9,440)      (14,857)      (21,605)      (28,011)
    Miscellaneous                                                   (15)           50           787           744
                                                           ------------  ------------  ------------  ------------
      TOTAL OTHER INCOME.................................        42,188        39,494        79,469        87,612
                                                           ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES...............................       307,493       400,403       639,322        25,821
PROVISION FOR INCOME TAXES...............................        99,013       117,400       205,863        24,458
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $    208,480  $    283,003  $    433,459  $      1,363
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
RETAINED EARNINGS, BEGINNING OF PERIOD...................     6,786,327     5,595,864     6,561,348     5,877,504
                                                           ------------  ------------  ------------  ------------
RETAINED EARNINGS, END OF PERIOD.........................  $  6,994,807  $  5,878,867  $  6,994,807  $  5,878,867
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
EARNINGS PER SHARE:
Primary and Fully Diluted................................  $       0.05  $       0.07  $       0.11  $       0.00
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

------------------------

        The accompanying notes are an integral part of these statements.

                            BIO-LOGIC SYSTEMS CORP.
                                  FORM 10Q-SB

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               AUGUST 31,
                                                                                        -------------------------
                                                                                            1997         1996
                                                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................................................  $    433,459  $     1,363
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
    Depreciation and amortization.....................................................       213,523      180,254
    Provision for bad debts...........................................................        48,000       15,150
    Provision for inventory valuation                                                        154,650      124,650
    Deferred income taxes
    (Increases) decreases in assets:
      Accounts receivable.............................................................      (303,372)     494,551
      Inventories.....................................................................      (352,391)    (164,958)
      Prepaid expenses................................................................        30,829      (23,803)
    Increases (decreases) in liabilities:
      Accounts payable and overdrafts.................................................        (2,366)     (32,197)
      Accrued liabilities and deferred revenue........................................       249,466       (7,912)
      Accrued income taxes............................................................       196,744     (228,994)
                                                                                        ------------  -----------
      Net cash flows from (used in) operating activities..............................       668,542      358,104
                                                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................................       (83,902)    (122,028)
  Other assets........................................................................        (7,000)    (167,675)
  Proceeds from maturities of investments.............................................     1,291,978      --
  Purchases of marketable securities held to maturity                                        --        (1,494,041)
                                                                                        ------------  -----------
        Net cash flows from (used in) investing activities............................     1,201,076   (1,783,744)
                                                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options.............................................        14,172          951
    Purchase of treasury stock........................................................       --          (525,791)
    Payments of long-term debt........................................................       (55,215)     (55,909)
                                                                                        ------------  -----------
        Net cash flows from (used in) financing activities............................       (41,043)    (580,749)
                                                                                        ------------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS.................................................     1,828,575   (2,006,389)
CASH AND CASH EQUIVALENTS--Beginning of period........................................     1,134,310    3,249,071
                                                                                        ------------  -----------
CASH AND CASH EQUIVALENTS--End of period..............................................  $  2,962,885  $ 1,242,682
                                                                                        ------------  -----------
                                                                                        ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
    Cash paid during the period for:
      Interest........................................................................  $     22,423  $    28,011
                                                                                        ------------  -----------
                                                                                        ------------  -----------
      Income Taxes....................................................................  $     45,000  $   246,657
                                                                                        ------------  -----------
                                                                                        ------------  -----------

------------------------

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

   Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3. NET INCOME PER SHARE

   Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,109,990 and 4,212,626 for the quarters ended August 31, 1997 and 1996, respectively, and 4,062,143 and 4,270,602 for the six months ended August
   31, 1997 and 1996, respectively.

   Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,169,598 and 4,212,626 for the quarters ended August 31, 1997, and 1996, respectively, and 4,114,164 and 4,270,602 for the six months ended August 31, 1997 and 1996.

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

INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:


                                                             GROSS        GROSS      ESTIMATED
                                                           UNREALIZED   UNREALIZED       FAIR
                                          AMORTIZED COST     GAIN        LOSSES        VALUE
                                          --------------  -----------  -----------   -------------

August 31, 1997
US Government securities...............   $  1,500,693    $   4,002    $       0    $  1,504,695

August 31, 1996
US Government securities...............   $  3,205,801    $       0    $   3,364    $  3,202,437




At August 31, 1997, the maturities of marketable securities held-to-maturity are as follows:


                                                                            ESTIMATED FAIR
TERM TO MATURITY                                           AMORTIZED COST      VALUE
                                                           --------------  --------------

Due one year or less..................................     $  1,500,693    $  1,504,695
Due after one year through five years

                         Total........................     $  1,500,693    $  1,504,695
                                                           ------------    ------------
                                                           ------------    ------------



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

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, fluctuations in sales and operating results, risks associated with international operations; regulatory, competitive, and contractual risks; the effects of economic conditions; any delays or additional costs associated with the introduction of the AUDX product, and the availability of capital to finance planned growth, as well as other risks detailed from time to time in the company's filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

    As of August 31, 1997 the Company had working capital of $9,649,852 including $4,463,578 in cash, cash equivalents and short-term investments. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

    Cash flow for the six months ended August 31, 1997 increased by $1,828,575 and net cash flow from operations increased by $668,542. Net income for the six months ended August 31, 1997 increased net cash flow from operating activities by $433,459 compared to only $1,363 for the six months ended August 31, 1996. In the six months ended August 31, 1997, marketable securities of approximately $1,292,000 matured and provided net cash flow from investing activities.

RESULTS OF OPERATIONS

    Net sales for the three month period ended August 31, 1997 ("1997 three months") increased by approximately 22% to $4,346,349 from $3,574,920 in the three month period ended August 31, 1996 ("1996 three months."), while net sales for the six month period ended August 31, 1997 ("1997 six months") increased by 36% to $8,755,030 compared to $6,419,646 in the six month period ended August 31, 1996 ("1996 six months.") Domestic sales increased by 43% and 41% to $3,816,105 and $6,911,563 for the 1997 three and six months, respectively, compared to $2,676,452 and $4,897,046 for the 1996 three and six months, respectively. Foreign sales of $530,244 and $1,843,467 contributed 12% and 21% of net sales for the 1997 three and six months, respectively, a decrease of 41% from $898,468 for 1996 three months, while an increase of 21% from $1,522,600 for the 1996 six months. The Company's increase in net sales for both the 1997 three and six months was the result of higher unit sales of the Ceegraph, Sleep, and OAE product lines.

    Cost of equipment sold increased to $1,404,592 and $2,867,522 for the 1997 three and six months, respectively, compared to $1,185,065 and $2,245,711 for the 1996 three and six months, respectively. Cost of sales as a percentage of net sales decreased to 32% and 33% for the 1997 three and six months, respectively, from 33% and 35% for the 1996 three and six months, respectively. This slight decrease in cost of sales as a percentage of net sales in the 1997 three and six months was the partial result of sales of higher margins products and similar levels of fixed manufacturing costs allocated over higher net sales.

    Selling, general and administrative expenses increased by 31% and 21% to $2,047,330 and $4,126,570 during the 1997 three and six months, respectively, compared to $1,563,070 and $3,402,383 for the 1996 three and six months, respectively. Selling, general and administrative expenses as a percentage of net sales, increased to 47% from 44% for the 1997 and 1996 three months, respectively, and decreased to 47% from 53% for the 1997 and 1996 six months, respectively. The increase in the six month period reflects additional employee and travel costs, higher sales commissions, plus increased marketing expenses for product promotions and trade show exhibitions, including expenses for the AuDX-TM-introduction. Higher marketing expenses are expected to continue until expanded coverage of AuDX is achieved.

    Research and development costs increased by 35% and 44% to $629,122 and $1,201,085 for the 1997 three and six months, respectively, from $465,876 and $833,343 for the 1996 three and six months, respectively. As a percentage of net sales, total research and development costs increased to 14% for both the 1997 three and six months compared to 13% for both the 1996 three and six months. The increase in costs were partially due to higher individual salaries plus the reduction in the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of products under development amounted to approximately $0 and $144,400 during the six months ended August 31, 1997 and 1996, respectively. Amortization expense of these capitalized research and development costs increased to $91,905 for the 1997 six months compared to $26,884 in 1996 six months. Bio-logic will continue to invest in research and development, including AuDX, regularly upgrading its core neurology, audiology and sleep product lines to second and third generation technologies, and adding enchanced features..

    The Company had operating income of $265,305 and $559,853 for the 1997 three and six months, respectively, compared to operating income of $360,909 and operating loss of $61,791 for 1996 three and six months, respectively. The decrease in operating income for the 1997 three months was the result of higher selling, general and administrative expenses plus increases in research and development costs offset by higher net sales. Conversely, operating income for the 1997 six months is due to higher net sales with higher gross margins partially offset by higher selling, general and administrative expenses and research and development costs.

    Net interest income decreased to $78,682 for 1997 six months compared to $86,868 for 1996 six months. This decrease reflects lower investment returns on marketable securities offset by lower interest expense on long term debt.

    The Company had income tax of $99,013 and $205,863 or 32% of net income before taxes for the 1997 three and six months, respectively compared to $117,400 and $24,458 or 29% and 95% of net income before taxes for both the 1996 three and six months, respectively. The company's income tax rate differs from the federal statutory rate of 34% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

    The Company had net income of $208,480 and $433,459 or $.05 and $0.11 per share for the 1997 three and six months, respectively, compared to net income of $283,003 and $1,363 or $0.07 and $0.00 per share for the 1996 three and six months, respectively. The Company attributes the higher earnings in the six month period to higher net sales partially offset by higher selling, general and administrative and research and development costs as previously discussed.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


PART II.  Other Information

ITEM 4. Submission Of Matters To a Vote Of Security Holders

    (a) The Company's 1997 Annual Meeting of Shareholders (the "1997 Annual Meeting") was held on August 12, 1997

    (b) The following directors were elected at the 1997 Annual Meeting:

                                Gil Raviv
                                Irving Kupferberg

    The following are the other directors of the Company whose term of office continued after the 1997 Annual Meeting:

                                Charles Z. Weingarten
                                Albert Milstein
                                Gabriel Raviv, Ph.D.
                                Craig W. Moore

1. The following votes were cast in connection with the election of directors at the 1997 Annual Meeting:


                                        FOR           AGAINST

Gil Raviv                            3,632,561        147,680
Irving Kupferberg                    3,634,911        145,330


2. The following votes were cast with respect to the adoption of an amendment to the Company's 1994 Stock Option plan (the "Plan"), to increase the authorized number of shares available for option grants pursuant to the Plan from 450,000 to 850,000 (the "Plan Amendment").

                                        For           Against         Abstain

                                     2,426,441        294,803         32,349

                            Bio-logic Systems Corp.
                                  Form 10Q-SE

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a) Exhibits

      27. Financial Data Schedule

______________________

(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1997

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 09, 1997                    By: /s/ Gabriel Raviv
                                              -----------------
                                              Gabriel Raviv, President

Date: October 09, 1997                    By: /s/ William K. Roenitz
                                              ----------------------
                                              William K. Roenitz,
                                              Controller and Treasurer