Form 10QSB
period 1997-11-30
BIO LOGIC SYSTEMS CORP
filed 1998-01-14
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10Q-SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 1997

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

             Class                             Outstanding at January 12, 1998
  Common Stock $.01 par value                         3,982,354 shares

                 Traditional Small Business Disclosure Format

                                YES  X  NO
                                    ---    ---

                               TABLE OF CONTENTS

Part I.  Financial Information

                                                                                                               Page

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at November 30, 1997
                  and February 28, 1997                                                                           3

                  Condensed Consolidated Statements of Operations and
                  Retained Earnings for the three and nine months ended
                  November 30, 1997 and 1996                                                                      4

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended November 30, 1997 and 1996                                                5

                  Notes to Condensed Consolidated Financial Statements                                            6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             9


Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                                              11


Signatures                                                                                                       15

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


Part 1.     Financial Information
Item 1      Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                      November 30, 1997           February 28, 1997
                                                                      -----------------           -----------------
ASSETS

     CURRENT ASSETS

         Cash and cash equivalents                                     $  3,130,184                 $  1,134,310
         Marketable securities - held to maturity                         1,500,396                    1,291,384
         Accounts receivable, less allowance for doubtful
              accounts of $204,531 at November 30, 1997
              and $152,068 at February 28, 1997                           4,384,271                    3,583,673
         Inventories                                                      3,349,287                    3,055,429
         Prepaid expenses                                                    74,561                      141,928
         Deferred income taxes                                              262,039                      262,039
                                                                        -----------                 ------------

                           Total current assets                          12,700,738                    9,468,763

     PROPERTY, PLANT AND EQUIPMENT - Net                                  1,836,557                    1,827,859

     MARKETABLE SECURITIES - Held to maturity                              ----                        1,501,287

     OTHER ASSETS                                                           945,231                    1,126,493
                                                                         ----------                 ------------

                           TOTAL ASSETS                                 $15,482,526                  $13,924,402
                                                                         ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Current maturities of long-term debt                         $     132,054                $     126,343
         Accounts payable                                                   524,205                      484,323
         Accrued salaries & payroll taxes                                   828,514                      560,676
         Accrued interest & other expenses                                  432,977                      309,861
         Accrued income taxes                                               340,375                       48,931
         Deferred revenue                                                   343,993                      293,589
                                                                        -----------                  -----------

                           Total current liabilities                      2,602,118                    1,823,723

     LONG-TERM DEBT - Less current maturities                               462,680                      562,879
     DEFERRED INCOME TAXES                                                  338,398                      338,398
     COMMITMENTS                                                                ---                          ---
                                                                          ---------                   ----------
                           Total liabilities                              3,403,196                    2,725,000
                                                                          ---------                   ----------



     SHAREHOLDERS' EQUITY:

     Capital stock, $.01 par value. authorized 10,000,000
         shares, issued and outstanding 3,982,354 shares at,
         November 30, 1997 and 4,229,519 at February 28, 1997                39,823                       42,295
     Additional paid-in capital                                           4,684,061                    5,478,464
     Retained Earnings                                                    7,355,446                    6,561,349
                                                                         ----------                  -----------

              Total shareholders' equity                                 12,079,330                   12,082,108

     Less treasury stock, at cost: 286,310 shares                          --                           (882,706)
                                                                         ----------                   ----------

              Shareholders equity - net                                  12,079,330                   11,199,402
                                                                         ----------                   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $15,482,526                  $13,924,402
                                                                         ==========                  ===========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                        November 30,                      November 30,
                                                   -------------------------------  ------------------------
                                                        1997           1996             1997          1996
                                                   ---------------  -------------   -----------------------

NET SALES                                            $4,549,481      $4,321,251     $13,304,511    $10,740,897

COST OF SALES                                         1,390,959       1,462,115       4,258,481      3,707,826
                                                     ----------      ----------      ----------     ----------

      Gross Profit                                    3,158,522       2,859,136       9,046,030      7,033,071
                                                     ----------      ----------      ----------     ----------


OPERATING EXPENSES:
      Selling, general & administrative               2,066,456       1,835,130       6,193,026      5,237,513
      Research & development                            608,875         558,588       1,809,960      1,391,931
                                                     ----------      ----------      ----------     ----------

Total operating expenses                              2,675,331       2,393,718       8,002,986      6,629,444
                                                     ----------      ----------      ----------     ----------


OPERATING INCOME (LOSS)                                 483,191         465,418       1,043,044        403,627

OTHER INCOME (EXPENSE):
      Interest income                                    56,084          52,140         156,371        167,019
      Interest expense                                  (10,694)        (12,190)        (32,299)       (40,201)
      Miscellaneous                                       1,758           1,778           2,544          2,522
                                                     ----------      ----------      ----------     ----------

          TOTAL OTHER INCOME                             47,148          41,728         126,614        129,340
                                                     ----------      ----------      ----------     ----------

INCOME BEFORE INCOME TAXES                              530,339         507,146       1,169,660        532,967

PROVISION  FOR INCOME TAXES                             169,700         148,500         375,563        172,958
                                                     ----------      ----------      ----------     ----------

NET INCOME                                           $  360,639      $  358,646      $  794,097     $  360,009
                                                     ==========      ==========      ==========     ==========

RETAINED EARNINGS,
BEGINNING OF PERIOD                                   6,994,807       5,878,867       6,561,349      5,877,504
                                                     ----------      ----------      ----------     ----------

RETAINED EARNINGS,
END OF PERIOD                                        $7,355,446      $6,237,513      $7,355,446     $6,237,513
                                                     ==========      ==========      ==========     ==========

EARNINGS PER SHARE:

Primary and Fully Diluted                                 $0.09           $0.09           $0.19          $0.09
                                                     ==========      ==========      ==========     ==========



       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  November 30,
                                                                                -----------------
                                                                              1997             1996
                                                                          -----------       -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                $   794,097       $   360,009
Adjustments to reconcile net income to net cash flows
     from (used in) operating activities:
            Depreciation and amortization                                     275,347           271,789
            Provision for bad debts                                            72,000            83,000
            Provision for inventory valuation                                 231,975           222,975
            Deferred income taxes
            (Increases) decreases in assets:
                  Accounts receivable                                        (872,598)         (693,486)
                  Inventories                                                (525,833)         (424,394)
                  Prepaid expenses                                             67,367             4,821
            Increases (decreases) in liabilities:
                  Accounts payable and overdrafts                              39,882            73,381
                  Accrued liabilities and deferred revenue                    441,358            28,568
                  Accrued income taxes                                        291,444          (135,610)
                                                                          -----------       -----------

                  Net cash flows from (used in) operating activities          815,039          (208,947)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (129,695)         (151,338)
     Other assets                                                              26,912          (129,361)
     Proceeds from maturities of investments                                1,292,275           411,760
            Purchases of marketable securities held to maturity                  --          (1,501,584)
                                                                          -----------       -----------

                  Net cash flows from (used in) investing activities        1,189,492        (1,370,523)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                   85,831               951
     Purchase of treasury stock                                                  --            (882,705)
     Payments of long-term debt                                               (94,488)          (88,425)
                                                                          -----------       -----------

                  Net cash flows from (used in) financing activities           (8,657)         (970,179)
                                                                          -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,995,874        (2,549,649)

CASH AND CASH EQUIVALENTS - Beginning of period                             1,134,310         3,249,071
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS - End of period                                 $ 3,130,184       $   699,422
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
            Interest                                                      $    32,889       $    44,398
                                                                          ===========       ===========

            Income Taxes                                                  $   120,000       $   300,780
                                                                          ===========       ===========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB



             Notes to Condensed Consolidated Financial Statements



1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Inventories

         Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.       Net Income Per Share

         Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 4,192,309 and 4,028,336 for the quarters ended November 30, 1997 and 1996, respectively, and 4,106,043 and 4,189,846 for the nine months ended November 30, 1997 and 1996, respectively.

         Fully diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at quarter-end market prices. The weighted average shares for computing fully diluted earnings per share were 4,192,309 and 4,028,336 for the quarters ended November 30, 1997, and 1996, respectively, and 4,140,744 and 4,189,846 for the nine months ended November 30, 1997 and 1996.

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


Investment Securities Held-To-Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:


                                                                    Gross             Gross          Estimated
                                                                 Unrealized         Unrealized          Fair
                                        Amortized Cost              Gain               Losses          Value
                                        --------------           ----------         ----------       ---------

November 30, 1997
-----------------
US Government securities                   $1,500,396                 $2,424             $0            $1,502,820

November 30, 1996
-----------------
US Government securities                   $2,801,584               $ 10,131             $0            $2,811,715


At November 30, 1997, the maturities of marketable securities held-to-maturity are as follows:

                                                                Estimated Fair
Term to Maturity                          Amortized Cost             Value
                                          -------------         --------------
Due one year or less                       $1,500,396              $1,502,820
Due after one year through
          five years                          ---                     ---
                                           ----------              ----------

          Total                            $1,500,396              $1,502,820
                                           ==========              ==========

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


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

8.       Stock Repurchase

         On January 9, 1998 the Board of Directors of the Company authorized the repurchase, from time to time, of up to 100,000 shares of the Company's common stock.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, fluctuations in sales and operating results, risks associated with international operations; regulatory, competitive, and contractual risks; the effects of economic conditions; any delays or additional costs associated with the introduction of the Company's AuDX(TM) product and the availability of capital to finance planned growth, as well as other risk detailed from time to time in the company's filings with the Securities and Exchange Commission.


Liquidity and Capital Resources

         As of November 30, 1997 the Company had working capital of $10,098,620 including $4,630,580 in cash, cash equivalents and short-term investments. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

         For the nine months ended November 30, 1997, cash flow increased by $1,995,874 and net cash flow from operations increased by $815,039. Net income for the nine months ended November 30, 1997 increased net cash flow from operating activities by $794,097 compared to only $360,009 for the nine months ended November 30, 1996. In the nine months ended November 30, 1997, marketable securities of approximately $1,292,000 matured and provided net cash flow from investing activities.


Results of Operations

         Net sales for the three month period ended November 30, 1997 ("1997 three months") increased by approximately 5% to $4,549,481 from $4,321,251 in the three month period ended November 30, 1996 ("1996 three months."), while net sales for the nine month period ended November 30, 1997 ("1997 nine months") increased by 24% to $13,304,511 compared to $10,740,897 in the nine month period ended November 30, 1996 ("1996 nine months.") Domestic sales increased by 17% and 32% to $3,678,529 and $10,590,092 for the 1997 three and nine months, respectively, compared to $3,141,103 and $8,038,149 for the 1996 three and nine months,

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


respectively. Foreign sales of $870,952 and $2,714,419 contributed 19% and 20% of net sales for the 1997 three and nine months, respectively, a decrease of 26% from $1,180,148 for 1996 three months, while an increase of .4% from $2,702.748 for the 1996 nine months. The foreign sales in the 1997 three months were negatively impacted by the Far Eastern monetary crisis. The Company's increase in net sales for both the 1997 three and nine months was the result of higher unit sales of the Ceegraph, Sleep, and OAE product lines.

         Cost of sales increased to $1,390,959 and $4,258,481 for the 1997 three and nine months, respectively, compared to $1,462,115 and $3,707,826 for the 1996 three and nine months, respectively. Cost of sales as a percentage of net sales decreased however, to 31% and 32% for the 1997 three and nine months, respectively, from 34% and 35% for the 1996 three and nine months, respectively. This decrease in cost of sales as a percentage of net sales in the 1997 three and nine months was primarily the result of sales of higher margin products and fixed manufacturing costs as compared to higher sales prices.

         Selling, general and administrative expenses increased by 13% and 18% to $2,066,456 and $6,193,026 during the 1997 three and nine months, respectively, compared to $1,835,130 and $5,237,513 for the 1996 three and nine months, respectively. Selling, general and administrative expenses as a percentage of net sales, increased to 45% from 42% for the 1997 and 1996 three months, respectively, and decreased to 47% from 49% for the 1997 and 1996 nine months, respectively. The increases in the 1997 three and nine months reflects additional employee and travel costs, higher sales commissions, plus increased marketing expenses for product promotions and trade show exhibitions, including expenses for the introduction of the Company's AuDX product. Future marketing expenses will continue to be higher until expanded coverage of AuDX is achieved.

         Research and development costs increased by 9% and 30% to $608,875 and $1,809,960 for the 1997 three and nine months, respectively, from $558,588 and $1,391,931 for the 1996 three and nine months, respectively. As a percentage of net sales, total research and development costs remained at 13% for the 1997 and 1996 three months while increasing to 14% from 13% for the 1997 and 1996 nine months, respectively. The increase in costs were partially due to higher individual salaries plus the reduction in the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of products under development amounted to approximately $0 and $144,400 during the nine months ended November 30, 1997 and 1996, respectively. Amortization expense of these capitalized research and development costs increased to $137,690 for the 1997 nine months compared to $54,092 in 1996 nine months. Biologic will continue to invest in research and development, including with respect to it's AuDX product, regularly upgrading its core neurology, audiology and sleep product lines to second and third generation technologies, and adding enhanced features.

         The Company had operating income of $483,191 and $1,043,044 for the 1997 three and nine months, respectively, compared to operating income of $465,418 and $403,627 for 1996 three and

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


nine months, respectively. The increase in operating income for the 1997 nine months was the result of higher net sales with higher gross margins partially offset by higher selling, general and administrative expenses and research and development costs.

         Net interest income decreased to $124,072 for the 1997 nine months compared to $126,818 for the 1996 nine months. This decrease reflects lower investment returns on marketable securities offset by lower interest expense on long term debt.

         The Company had income tax expense of $169,700 and $375,563 or 32% of net income before taxes for each of the 1997 three and nine months, compared to $148,500 and $172,958 or 29% and 32% of net income before taxes for the 1996 three and nine months, respectively. The company's income tax rate differs from the federal statutory rate of 34% due to the differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards.

         The Company had net income of $360,639 and $794,097, or $.09 and $0.19 per share, for the 1997 three and nine months, respectively, compared to net income of $358,646 and $360,009, or $0.09 and $0.09, per share for the 1996 three and nine months, respectively. Although, the Company attributes the higher earnings in the nine month period to higher net sales partially offset by higher selling, general and administrative and research and development costs, management expects that the higher expenses involved with the marketing, R&D and production of its AuDX product will continue to affect net income results until expanded market coverage of AuDX is achieved.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


Item 6.  Exhibits and Reports on 8-K

(a)      Exhibits

         3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws (1)
         3.2      Certificate of Amendment to Certificate of Incorporation (7)
         10.1 Lease between the Company and Harris Trust & Savings Bank dated August 9, 1983 (2)
         10.2 Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984 (3)
         10.3 Real Estate Sale Contract between the Company and First National Bank of Lake Forest, as Trustee, dated December 23, 1985 (4)
         10.4 Loan Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985 (4)
         10.5 Mortgage and Security Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985
                  (4)
         10.6 Bond Purchase Agreement between the Company and First American Bank of Dundee dated as of December 1, 1985 (4)
         10.7 Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (5)
         10.8     Employment Agreement between the Company and Gabriel Raviv
                  (5)
         10.9     Employment Agreement between the Company and Gil Raviv (5)
         10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation
                  (6)
         10.11    Agreement and General Release between the Company and Gil
                  Raviv (9)
         10.12 Letter dated May 2, 1994 from First American Bank to the Company (10)
         10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (11)
         10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (12)
         10.15    1994 Stock Option Plan, as amended (13)
         21.      Subsidiaries of the Company (8)
         23.1     Consent of Independent Auditors
         27.      Financial Data Schedule
--------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1983.

                            Bio-logic Systems Corp.
                                  Form 10Q-SB


(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended February 28, 1985.
(4) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended November 30, 1985.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-5471).
(6) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1986.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1990.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.
(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.
(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.
(13) Incorporated by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders
--------------------

                            Bio-logic Systems Corp.
                                  Form 10Q-SB

                                  Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: January 14, 1998                 By:  /s/ Gabriel Raviv
                                                     -----------------
                                                     Gabriel Raviv, President


         Date: January 14, 1998                 By:  /s/ William K. Roenitz
                                                     ----------------------
                                                     William K. Roenitz,
                                                     Controller and Treasurer