Form 10KSB
period 1998-02-28
BIO LOGIC SYSTEMS CORP
filed 1998-05-29
CIK 355007

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1998

                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                          Commission File No. 0-12240

                           BIO-LOGIC SYSTEMS, CORP.
                 --------------------------------------------
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

              Securities registered under Section 12(b) of the Act:

                                                        Name of each exchange
   Title of Each class                                   on which registered
  --------------------                                  ----------------------
          None                                                  None

              Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                               (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                           -----                   -----

      Check here if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenues for its most recent fiscal year:
$18,018,689.

      As of May 22, 1998 the issuer had 4,011,984 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 22, 1998 was approximately $15.4 million.

================================================================================

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

Item 11.                Security Ownership
                        of Certain Beneficial
                        Owners and Management

Item 12.                Certain Relationships
                        and Related Transactions

                                    PART I

Item 1.  Business

      (a)   General Development of Business

            Bio-logic(R) Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include digital electroencephalography, for routine and long-term monitoring, evoked response testing, otoacoustic emissions testing, computerized electromyography, polysomnography, topographic brain mapping, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as neurology, otolaryngology, audiology, anesthesiology, pulmonology, and psychiatry to aid in diagnosis of certain neurological, sensory, and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

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

      (c)   Narrative Description of Business

            Bio-logic designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include computerized electroencephalography, for routine and long-term monitoring, topographic brain mapping, evoked response testing, otoacoustic emissions testing, sleep analysis and computerized electromyography. These tests are typically used by medical practitioners specializing in fields such as neurology, psychiatry, audiology, otolaryngology, anesthesiology and psychology to aid in diagnosis of certain neurological, psychiatric and sensory disorders, psychological and learning disorders, brain disorders and tumors.

            Bio-logic's systems are in modular form and consist of IBM1* PC compatible microcomputers purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software which enables medical personnel to administer diagnostic tests, to control various aspects of the testing and to record and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis and that cost effectiveness and ease of operation are important competitive advantages of its systems.

-----------------
* A trademark of International Business Machines Corp.

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

Computerized Electroencephalograph (EEG)

            The Company's Ceegraph(TM) line of computerized EEG systems records, displays, stores, and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph offers the user the option of storing the information in digital form for later display on a color monitor. This allows the user added flexibility in display and analysis capabilities. Furthermore, digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data thereby significantly reducing paper supply and storage expenses.

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

            SmartPack(TM), a patented software option available with the Ceegraph line, is an innovative data compression process that saves about 60% in storage and archiving space. Data compression is performed in real-time with no loss of information.

            The Ceegraph Traveler(R) is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable PCMCIA hard disk. Data can immediately be reviewed and analyzed by the Ceegraph analysis program and subjected to automatic spike and seizure analysis.

            SmartTrack(TM) is another Ceegraph software option used for automatic analysis of epileptic spikes and seizures. This system was developed through a collaboration between the Company and Johns Hopkins Epilepsy Center and is used to assist in the identification of clinical EEG events indicative of epilepsy. The detection algorithm is based on a neural-network approach and can be used in real time or off line. The same system is used to analyze long-term records obtained in the hospital and ambulatory recordings performed with the Ceegraph Traveler off site.

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

Distortion Product Otoacoustic Emissions Testing

            Distortion Product Otoacoustic Emissions (DPOAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. The system introduces two pure tones of known intensity and frequency parameters into the patient's ear canal and measures the small amplitude acoustic response generated by the outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures. The Company offers a series of products for DPOAE measurements, which are used in clinical practice to diagnose hearing/auditory impairments. They can also be used in hospital neonatal intensive care units or well-baby nurseries as a peripheral hearing screening tool.

            In April 1997, the Company introduced its recently developed AuDX system, which is designed to routinely test the hearing of toddlers and school-age children who currently are not routinely screened for audiological problems. AuDX is a battery-operated, hand-held device designed to detect hearing impairment which is being marketed by the Company to pediatricians, family practitioners and schools. The selling price of the DPOAE and AuDX systems range from $5,000 to $15,000.

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

            The evoked response tests performed by the Company's systems may be used to test hearing and sight of patients who are unable to communicate effectively, such as infants and mentally impaired individuals. Evoked response testing may also be utilized in intensive care units as a method of confirming brain death and in intraoperative monitoring. Surgical procedures of the back, head, neck and other areas involving the central nervous system can be monitored to reduce risks to the patient and improve outcomes. In addition, pharmacologists are using these measurements to study the interaction of drugs and their effects on living organisms, and researchers have used the test data to study the effects of pollution and chemicals on the human body. The approximate selling price of the evoked response systems, which consist of the Company's Explorer(TM), EP Navigator(R) and Traveler, range from $15,000 to $70,000 depending upon the number and types of tests included.

Intraoperative Monitoring

            The Company's Explorer(TM) is used to reduce the risk of iatrogenic injury to the brain, spinal cord, peripheral and cranial nerves during surgery. Intraoperative monitoring (IOM) employs many specialized neurodiagnostic tests including: auditory, somatosensory, and visual EP's; neurogenic and myogenic motor EP's; EMG; EEG and quantitative EEG. Many recent improvements have been made to the product to further increase utility in the operating room environment and to reduce the workload of personnel performing monitoring. The approximate selling price of the Explorer(TM) intraoperative monitoring systems range from $30,000 to $70,000 depending upon the requested configuration.

Computerized Polysomnography

            Sleepscan(TM) is a computerized system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia, and narcolepsy. Other specialities analyze sleep patterns to study mental disorders like depression, sexual dysfunction, and more.

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

            In addition to its computerized sleep diagnostic product line, the Company has added a new device to our supply catalog known as the Airflow Pressure Transducer. This device is an alternative to the currently used airflow monitoring devices, which use temperature to produce a signal. The Airflow Pressure Transducer will allow the user to detect airflow by way of pressure changes. This method is documented to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

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

Computerized Electromyography

            The Company's Explorer(TM) is used in the field of electromyography
(EMG). EMG systems are typically used by neurologists to aid in the assessment of neuromuscular function. The Explorer allows digital processing, display and storage of neuromuscular information, together with real-time display of muscular activity, which previously had been available only through the utilization of traditional analog displays. The Explorer complements the Company's product line in that it is intended to meet the electro-diagnostic needs of neurologists and other clinicians. In addition, NDI's products are used in electrodiagnostic studies that include electromyography and evoked potential testing. These tests are typically performed by neurologists, physiatrists, and electrodiagnostic technicians to diagnose nerve and muscle disorders.

Brain Mapping

            The Company offers a series of Brain Atlas(R) systems, which vary depending on features and capabilities. Brain Atlas detects, and presents a series of topographical maps which actively display in color on the computer screen, the on-going electrical activity of the brain. The different colors and shades indicate the magnitude of positive or negative electroencephalograph
(EEG) voltages simultaneously measured at various scalp locations. The Brain Atlas has the capability of providing an on-line, simultaneous display of voltage-time plots and topographic maps. The maps displayed can be paused, moved forward or reversed one frame at a time when the clinician wants to pinpoint an exact time period for detailed analysis. The data acquired can be printed out immediately on a multi-color printer for a permanent patient record or stored on disk for future evaluation and printing.

Product Development

            Bio-logic's development activities consist primarily of developing new products and adding new features to and enhancing the capabilities of the existing products. Refinements to the Company's systems are also developed in response to users' suggestions. During fiscal 1998 and 1997, Bio-logic expended $2,416,774, and $1,873,716, respectively, for research and development.

            The Company's research and product development activities include further development of the Bio-logic Ceegraph, a computerized EEG system which contains high-definition resolution graphics; Ceegraph Express, a portable EEG system; Sleepscan, a system for computerized polysomnography; Sleepscan Express, a portable system with full data disclosure; and the Explorer, an EMG system for measuring muscle activity. The Company has and is continuing to develop Distortion Product Otoacoustic Emission (DPOAE) equipment for the audiology market, an 8-channel EMG/EP system for intraoperative monitoring, a polysomnography system with ultra-high color resolution and long-term monitoring for the sleep market. The Company has also developed an EEG system with long-term video monitoring and spike/seizure detection for the epilepsy monitoring market and a hardware improvement to the portable Scout(TM) Sport, one of the Company's DPOAE products, which may result in new markets for audiologic screening.

            One of the Company's recent market introductions is the Ceegraph Traveler, a battery-operated ambulatory recorder for EEG and/or Sleep monitoring. The Ceegraph Traveler is offered in a 16-channel or a 24-channel configuration, with disposable or rechargeable batteries. The Traveler features full disclosure of data saved on high-capacity PCMCIA removable miniature hard disks. The records obtained off site are analyzed by the same powerful Ceegraph program used in evaluating patients tested in the laboratory, including an expert system for spike and seizure analysis.

            The latest development is the expansion of Ceegraph capabilities to meet the needs of the intensive Epilepsy Monitoring market. This includes the development of a new amplifier headbox and supporting software than can record up to 128 channels of EEG from surface and depth electrodes. The new design incorporates a network interface between the amplifiers and the main processor to provide utmost flexibility in placing the monitoring system at any distance from the patient, without compromising signal integrity.

            The Company is in the midst of porting all products to the Windows/95 and Windows/NT operating systems. This transition is concurrent with continuous improvements of existing products. The migration to the new operating system is designed to give existing customers an upgrade path and maximize the use and life of their existing systems.

            Throughout fiscal 1998, the Company has been involved in a team effort to achieve certification to ISO 9001 and EN46001. These standards are designed to define and strengthen a company's quality system to improve quality and increase efficiency. Additional compliance with the European Medical Device Directive will allow Bio-logic to place the CE mark on its' products, as required after June 14, 1998, for sale of products to the European market. TUV Rheinland has been contracted as the Company's Notified Body and Registrar. A certification audit is expected to take place in the beginning of July 1998.

            The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

            The Company is a party to a number of other research and development agreements under which, as of February 28, 1998, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1998, the Company has paid royalties of $1,061,281 under such agreements.

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

Foreign Sales

            During fiscal 1998, export sales increased to $3,924,059, or approximately 22% of net sales, compared to $3,605,475, or approximately 24% of net sales, in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for sales of some of its systems to foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations may adversely affect the Company's foreign business.

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

Competition

            The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, NCI, Inc., Nihon-Koden Corporation, Oxford Instruments, and Cadwell Laboratories, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of its integrated system. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.

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

Employees

            As of February 28, 1998, the Company employed 94 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers

      The executive officers of the Company are as follows:

            Name                    Age         Position
            -----                   ----        ---------
            Gabriel Raviv, Ph.D.    47          President, Chief
                                                Executive Officer,
                                                Director

            Thomas S. Lacy          55          Vice
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

            The Company also leases two offices overseas, both of which are occupied pursuant to a lease providing for an annual rental of approximately $15,300 and $35,500, respectively, subject to annual increases.

Item 3.  Legal Proceedings

            The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

            Not Applicable.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      (a)   Price Range of Securities

            The Company's Common Stock is listed on the Nasdaq National Market under the symbol BLSC. The Company's Warrants are listed in the "pink sheets" but have not been priced since December 1990. The following tables set forth the high and low sales prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. These quotations are rounded to the nearest 1/16 through the 3rd quarter 1998 and to the 1/25 beginning in the 4th quarter 1998:

                                        High            Low
                                     Sales Price    Sales Price
                                     -----------    -----------

FISCAL YEAR ENDED FEBRUARY 28, 1998

                 1st Quarter          $ 3 7/8        $2 7/8
                 2nd Quarter            6 5/8         2 7/8
                 3rd Quarter            9 3/4         4 5/8
                 4th Quarter          5 18/25         3 7/8

FISCAL YEAR ENDED FEBRUARY 28, 1997

                 1st Quarter          $ 4 1/2        $3 1/8
                 2nd Quarter            3 7/8         2 1/2
                 3rd Quarter            3 1/8         2 3/8
                 4th Quarter            3 1/2         2 3/8


      (b)   Approximate Number of Equity Security Holders

            As of May 22, 1998 there were approximately 258 record holders of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

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

Item 6.     Selected Financial Data

            The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-KSB along with said financial statements.


                              Fiscal Year Ended Last Day of February,
                    ----------------------------------------------------------
                          1998        1997        1996        1995        1994
                          ----        ----        ----        ----        ----

Net sales          $18,018,689  $14,856,955 $14,602,000  $12,072,674 $10,749,332

Operating income     1,551,114      811,712   1,204,459      787,150     403,994

Net income (1)       1,148,436      683,845     892,091      740,412     539,755

Net income per
 share (2)(3)             0.28         0.17        0.21         0.18        0.13

Working capital     10,236,421    7,645,040   9,428,915    6,925,542   8,204,175

Total assets        15,801,237   13,924,402  14,379,986   13,499,684  12,323,224

Long-term debt         427,174      562,879     689,877      808,726     919,950

Total liabilities    3,366,444    2,725,000   2,982,675    3,130,431   2,740,415

Shareholders'
 equity            $12,434,793  $11,199,402 $11,397,311  $10,369,253  $9,948,140

Shares
 outstanding (2)(3)  4,117,334    4,140,216   4,329,445    4,220,040   4,295,937

----------

(1)  Includes net interest income of $173,505, $170,864, $114,412, $137,972 and
     $185,855 in fiscal 1998, 1997, 1996, 1995 and 1994, respectively.

 (2) Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

 (3) On February 28, 1998, The Company adopted Statement of Financial
     Accounting Standards No. 128 - "Earnings per Share" (SFAS 128.) All current and prior years earnings per share data have been restated to conform to the provisions of SFAS 128.

Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations

            Prospective investors are cautioned that the statements in this Annual Report on Form 10-KSB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Annual Report on Form 10-KSB and from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

            Fiscal 1998 Compared To Fiscal 1997

            Net sales for fiscal 1998 were $18,018,689, a 21% increase from net sales of $14,856,955 during fiscal 1997. Domestic sales in fiscal 1998 increased by 25% to $14,094,630 from $11,251,480 in fiscal 1997. Foreign sales in fiscal 1998 increased by 9% to $3,924,059 compared to $3,605,475 for fiscal 1997. As a percentage of net sales, domestic and foreign sales for fiscal 1998 were 78% and 22%, respectively, compared to 76% and 24% for fiscal 1997, respectively. The increase in net sales reflects higher system sales of the Ceegraph, Explorer, Sleep and Traveler product lines, plus the sales introduction of the AuDX systems, partially offset by lower net sales in the EP Navigator product line.

            Cost of equipment sold increased to $5,703,652 during fiscal 1998 compared to $5,140,195 for fiscal 1997, and as a percentage of net sales, decreased to 32% for fiscal 1998 compared to 35% during fiscal 1997. This decrease in cost of equipment sold as a percentage of net sales reflects increased sales of higher margin products.

            Selling, general and administrative expenses increased by approximately 19% to $8,347,149 during fiscal 1998 compared to $7,031,332 for fiscal 1997, and as a percentage of net sales declined to 46% for fiscal 1998 compared to 47% for fiscal 1997. Selling, general and administrative expenses for fiscal 1998 were higher primarily due to increased marketing costs associated with the AuDX product line plus higher sales expenses in conjunction with higher net sales.

            Research and development expenses increased by approximately 29% to $2,416,774 during fiscal 1998 in contrast to $1,873,716 for fiscal 1997, and as a percentage of net sales, remained at approximately 13% for both fiscal 1998 and 1997. The increase in research and development costs were mainly due to higher individual salaries, increases in outside consulting, plus activities relating to the capitalization of certain research and development costs aligned with specific identifiable future products. The capitalization of these future products amounted to $0 and $144,402 during fiscal 1998 and 1997, respectively. Finally, the amortization expense of these capitalized research and development costs increased to $182,985 in fiscal 1998 compared to $90,503 in fiscal 1997.

            For fiscal 1998, the Company had operating income of $1,551,114 compared to operating income of $811,712 for fiscal 1997. The increase in operating income for fiscal 1998 was due to both higher net sales and lower cost of sales offset by higher selling, general and administrative costs plus higher research and development expenses.

            The Company had net interest income of $173,505 for fiscal 1998 compared to $170,864 for fiscal 1997. The increase of net interest income is primarily due to higher interest income earned on marketable securities and lower interest expense on short and long term debt.

            The provision for income taxes during fiscal 1998 was approximately 33% of income before taxes, compared to 30% of income before taxes in fiscal 1997. The tax provision as a percentage of net income in fiscal 1998 was higher due to differences in foreign income and its' corresponding tax rates.

            The Company had net income of $1,148,436 or $.28 per diluted share for fiscal 1998 compared to $683,845 or $.17 per diluted share for fiscal 1997. The increase in net income was the result of higher gross profit partially offset by higher operating expenses and provisions for income taxes.

Liquidity And Capital Resources

            As of February 28, 1998, the Company had working capital of $10,236,421; including $5,124,467 of cash, cash equivalents and short-term investments and $4,023,324 of accounts receivable. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 1998 was $1,592,906. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit will bear interest at the bank's prime rate.

            Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000. Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The outstanding principal amount of the Bond was approximately $562,000 at February 28, 1998.

            The Company is a party to a number of research and development agreements under which, at February 28, 1998, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1998, the Company has paid royalties of $1,061,281 under such agreements.

            At February 28, 1998, the Company had no material capital commitments. During fiscal 1998, the Company retired 286,310 shares of treasury stock which were purchased at an aggregate cost of $882,706 during fiscal 1997.

            From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction will be completed.

New Accounting Pronouncements

            During 1997 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997.

            SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. In accordance with the release, the Company plans to adopt SFAS No. 130 in the first quarter of 1999.

            SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. In accordance with the release, the Company plans to adopt SFAS No. 131 for the year ended February 28, 1999.

Year 2000 Compliance

            As a manufacturer of computer based electro-diagnostic medical equipment, the Company must determine if software and hardware problems will occur when the year 2000 arrives. During fiscal 1998 and into fiscal 1999, the Company's engineers and product specialists have tested and will continue to test the Company's product line under the year 2000 scenario. As of May 1998, our testing has not revealed any potential problems with year 2000 compliance. The Company believes that the cost associated with year 2000 compliance will be insignificant to the overall operations of the business.

Item 7.     Financial Statements

            The response to this item is submitted in a separate section of this report. See Table of Contents to Consolidated Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

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

       23.1      Consent of Independent Auditors

         (b)     Reports on Form 8-K

                 During the three months ended February 28, 1998, no reports on Form 8-K were filed by the Company.

----------

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

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

REPORT OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............         F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets, February 28, 1998 and 1997........         F-3

   Consolidated Statements of Earnings for the Years Ended
      February 28, 1998 and 1997 .................................         F-4

   Consolidated Statements of Shareholders' Equity for the Years
      Ended February 28, 1998 and 1997............................         F-5

   Consolidated Statements of Cash Flows for the Years Ended
      February 28, 1998 and 1997..................................         F-6

   Notes to Consolidated Financial Statements.....................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Bio-logic Systems Corp.:

We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                            GRANT THORNTON LLP

May 7, 1998

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 1998 AND 1997

ASSETS                                                1998           1997
                                                      ----           ----

CURRENT ASSETS:
  Cash and cash equivalents                       $  3,624,368    $ 1,134,310
  Marketable securities                              1,500,099      1,291,384
  Accounts receivable, less allowance for
    doubtful accounts of $219,039 in 1998
    and $152,068 in 1997                             4,023,324      3,583,673
  Inventories                                        3,277,811      3,055,429
  Prepaid expenses                                     144,852        141,928
  Deferred income taxes                                311,689        262,039
                                                   -----------    -----------

           Total current assets                     12,882,143      9,468,763

PROPERTY, PLANT AND EQUIPMENT - Net                  2,000,342      1,827,859

MARKETABLE SECURITIES                                               1,501,287

OTHER ASSETS                                           918,752      1,126,493
                                                   -----------    -----------

TOTAL ASSETS                                       $15,801,237    $13,924,402
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt            $    135,005    $   126,343
  Accounts payable                                     493,813        484,323
  Accrued salaries and payroll taxes                   699,671        560,676
  Accrued interest and other expenses                  355,163        309,861
  Accrued income taxes                                 601,835         48,931
  Deferred revenue                                     360,235        293,589
                                                   -----------    -----------

           Total current liabilities                 2,645,722      1,823,723

LONG-TERM DEBT - Less current maturities               427,174        562,879

COMMITMENTS

DEFERRED INCOME TAXES                                  293,548        338,398
                                                   -----------    -----------

           Total liabilities                         3,366,444      2,725,000
                                                   -----------    -----------

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized,
    10,000,000 shares; issued and outstanding;
    3,983,104 shares in 1998 and issued
    4,229,519 and outstanding 3,943,209 shares
    in 1997                                             39,831         42,295

  Additional paid-in capital                         4,685,177      5,478,464
  Retained earnings                                  7,709,785      6,561,349
                                                   -----------    -----------

           Total shareholders' equity               12,434,793     12,082,108

  Less treasury stock, at cost: 286,310 shares
    in fiscal 1997                                                    882,706
                                                   -----------    -----------

           Shareholders' equity - net               12,434,793     11,199,402
                                                   -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $15,801,237    $13,924,402
                                                   ===========    ===========


The accompanying notes are an integral part of these statements.

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                                      1998            1997
                                                      ----            ----

NET SALES                                        $  18,018,689    $14,856,955

COST OF SALES                                        5,703,652      5,140,195
                                                 -------------    -----------

      Gross profit                                  12,315,037      9,716,760
                                                 -------------    -----------

OPERATING EXPENSES:
  Selling, general, and administrative               8,347,149      7,031,332
  Research and development                           2,416,774      1,873,716
                                                 -------------    -----------

       Total operating expenses                     10,763,923      8,905,048
                                                 -------------    -----------

OPERATING INCOME                                     1,551,114        811,712

OTHER INCOME (EXPENSE):
  Interest income                                      219,285        223,591
  Interest expense                                     (45,780)       (52,727)
  Miscellaneous                                           (633)           652
                                                 -------------    -----------

TOTAL OTHER INCOME                                     172,872        171,516
                                                 -------------    -----------

INCOME BEFORE INCOME TAXES                           1,723,986        983,228

PROVISION FOR INCOME TAXES                             575,550        299,383
                                                 -------------    -----------

NET INCOME                                       $   1,148,436    $   683,845
                                                 =============    ===========

NET INCOME PER SHARE:
Basic                                                    $0.29          $0.17
                                                         =====          =====
Diluted                                                  $0.28          $0.17
                                                         =====          =====

AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                                3,959,864      4,077,273
                                                     =========      =========
Diluted                                              4,117,334      4,140,216
                                                     =========      =========


The accompanying notes are an integral part of these statements.

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED FEBRUARY 28, 1997 AND 1998

                                                     CAPITAL STOCK
                                               -----------------------     ADDITIONAL
                                               NUMBER OF                     PAID-IN        RETAINED     TREASURY
                                                 SHARES        AMOUNT        CAPITAL        EARNINGS       STOCK           TOTAL
                                               ----------     --------     -----------     ----------    ---------     ------------

BALANCE, MARCH 1, 1996                          4,229,119     $ 42,291     $ 5,477,516     $5,877,504    $       0     $ 11,397,311

  Purchase of treasury stock                     (286,310)           0               0                    (882,706)        (882,706)

  Exercise of stock options                           400            4             948                                          952

  Net income                                                                                  683,845                       683,845
                                               ----------     --------     -----------     ----------    ---------     ------------
BALANCE, FEBRUARY 28, 1997                      3,943,209     $ 42,295     $ 5,478,464     $6,561,349    $(882,706)    $ 11,199,402

  Retirement of treasury stock                                  (2,863)       (879,843)                    882,706

  Exercise of stock options                        39,895          399          86,556                                       86,955

  Net income                                                                                1,148,436                     1,148,436
                                               ----------     --------     -----------     ----------    ---------     ------------
BALANCE, FEBRUARY 28, 1998                      3,983,104     $ 39,831     $ 4,685,177     $7,709,785    $       0     $ 12,434,793
                                               ==========     ========     ===========     ==========    =========     ============


The accompanying notes are an integral part of these statements.

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                                         1998         1997
                                                         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,148,436    $   683,845
  Adjustments to reconcile net income to net
    cash flows from operating activities:
  Depreciation and amortization                          390,590        328,872
  Provision for bad debts                                 66,971         23,825
  Provision for inventory valuation                      185,079        160,007
  Deferred income tax provision                          (94,500)         8,762
  (Increases) decreases in assets:
    Accounts receivable                                 (506,622)      (410,003)
    Inventories                                         (407,461)      (337,208)
    Prepaid expenses                                      (2,924)       (12,884)
  Increases (decreases) in liabilities:
    Accounts payable                                       9,490        (60,023)
    Accrued liabilities and deferred revenue             250,943         54,851
    Accrued income taxes                                 552,904       (164,804)
                                                     -----------    -----------
       Net cash flows provided by operating
         activities                                    1,592,906        275,240

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (348,332)      (170,904)
  Other assets                                            (7,000)      (137,541)
  Purchases of investments held to maturity                   --     (2,779,542)
  Proceeds from maturities of investments              1,292,572      1,698,631
                                                     -----------    -----------

       Net cash flows (used in) provided by
         investing activities                            937,240     (1,389,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                 86,955            952
  Purchase of treasury stock                                  --       (882,706)
  Payments on long-term debt                            (127,043)      (118,891)
                                                     -----------    -----------

       Net cash flows (used in) provided by
         financing activities                            (40,088)    (1,000,645)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,490,058     (2,114,761)

CASH AND CASH EQUIVALENTS - Beginning of year          1,134,310      3,249,071
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - End of year              $ 3,624,368    $ 1,134,310
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                         $    42,840    $    56,084
                                                     ===========    ===========
    Income taxes                                     $   120,834    $   421,790
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                    BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

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

      CASH, AND CASH EQUIVALENTS - Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

      MARKETABLE SECURITIES - Marketable securities are comprised of US Government securities with maturities of more than three months.

      INVENTORIES - Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterment's are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

      OTHER ASSETS - Other assets consist primarily of capitalized research and development costs, patent cost and the premiums paid on officers' life insurance policies. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

      REVENUE RECOGNITION FOR RESEARCH AND DEVELOPMENT CONTRACTS - Revenue from research and development contracts is recognized as related costs are incurred.

      INCOME TAXES - Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the difference are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

      Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $1,418,000 and $1,116,000 as of February 28, 1998 and 1997, respectively.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable and bank overdrafts, and long-term debt. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable and bank overdrafts approximate their fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates fair value based on quoted prices of similar issuances at the reporting date.

      EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of December 31, 1997. This statement established new standards for computing and disclosing earnings per share. In accordance with SFAS No. 128, all earnings per share amounts for prior periods have been restated to conform with the new standard.

      RECENTLY ISSUED ACCOUNTING STANDARDS - During fiscal 1998 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures and Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997.

      SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. In accordance with the release, the Company plans to adopt SFAS No. 130 in the first quarter of 1999.

      SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. In accordance with the release, the Company plans to adopt SFAS No. 131 for the year ended February 28, 1999.


3.    MARKETABLE SECURITIES

      The Company's entire portfolio of debt securities has been classified as held-to-maturity and is stated at cost, with premiums amortized and discounts accreted using the simple-interest method. For fiscal 1997, marketable debt securities with remaining maturities in excess of twelve months have been classified as non-current.

      The amortized cost, unrealized gains, unrealized losses and estimated fair values of investments securities held-to-maturity are summarized as follows:

                                             Gross       Gross     Estimated
                               Amortized  Unrealized   Unrealized     Fair
                                  Cost       Gains       Losses      Value
                               ---------  ----------   ----------  ---------

      February 28, 1998
      -----------------

      US Government
      securities               $1,500,099     $846      $       0  $1,500,945
                               ==========     ====      =========  ==========

      February 28, 1997
      -----------------

      US Government
      securities               $2,792,671    $3,462     $       0  $2,796,133
                               ==========    ======     =========  ==========

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprise the following at February 28, 1998 and February 28, 1997:

                                                                   Estimated
                                                                 Useful Lives
                                             1998       1997      (in Years)
                                             ----       ----     ------------
     Land                                $  676,534 $  676,534
     Building                             1,117,907  1,117,907        40
     Test and shop equipment              1,105,103    915,070         5
     Booths and exhibits                    101,531    101,531         5
     Office furniture and equipment       1,564,053  1,405,754         7
     Transportation equipment               123,799    123,799         3
     Building improvements                  121,651    121,651        15
                                         ---------- ----------
     Total                                4,810,578  4,462,246
                                         ---------- ----------
     Less accumulated depreciation        2,810,236  2,634,387
                                         ---------- ----------
     Property, plant and equipment - net $2,000,342 $1,827,859
                                         ========== ==========

     Depreciation expense amounted to $175,849 and $206,856 for 1998 and 1997, respectively.

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

     Unamortized research and development costs amounted to $547,982 and $723,967 at February 28, 1998 and February 28, 1997, respectively. Amortization expense amounted to $182,985 and $90,503 in 1998 and 1997 respectively.

6.   OPERATING LEASES

     The Company leases office and assembly facilities under long-term operating leases expiring from 2001 to 2009. Total rental expense amounted to $60,013 and $55,521 for 1998 and 1997, respectively.

     Future minimum annual rental commitments under these leases for the years ending after February 28, 1998 are as follows:

                    1999                            $ 50,776
                    2000                              50,776
                    2001                              47,819
                    2002                              15,292
                    2003                              15,292
                    Thereafter                        91,752


7.   LONG-TERM DEBT

     Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. The interest rate on the Bond (6.8%) is 80 percent of the prime rate (8.50 percent at February 28, 1998). The office building and land are pledged as collateral for the Bond.

     The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 1998 or February 28, 1997.

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

     Annual maturities of the Bond are as follows:

                    1999                            $135,005
                    2000                             144,262
                    2001                             154,153
                    2002                             128,759
                                                    --------
                                                    $562,179
                                                    ========

8.   INCOME TAXES

     The provision for income taxes is as follows:

                                          1998               1997
                                          ----               ----
                  Current:
                    Federal             $527,650          $206,788
                    State                109,600            32,900
                    Foreign               32,800            50,933
                                        --------          --------
                    Total current        670,050           290,621
                  Deferred               (94,500)            8,762
                                        --------          --------
                  Total                 $575,550          $299,383
                                        ========          ========

     The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                     1998             1997
                                                     ----             ----
      U.S. Federal statutory rate                    34.0%            34.0%
      Difference in foreign tax rate                 (4.7)            (6.2)
      Foreign Sales Corporation (FSC) operations      (.9)            (1.5)
      State income taxes, net of Federal
        income tax benefit                            3.5              2.2
      Other                                           1.5              1.9
                                                     ----             ----
      Effective income tax rate                      33.4%            30.4%
                                                     ====             ====


     Deferred tax assets and liabilities as of February 28, 1998 and 1997 consist of the following:

                                                      1998             1997
                                                      ----             ----
      Deferred tax liabilities:
         Depreciation                               $ 81,715         $ 58,458
         Research and development                    211,833          279,940
                                                    --------         --------
      Total deferred tax liabilities                 293,548          338,398
                                                    --------         --------

      Deferred tax assets:
         Accounts receivable                          84,835           58,770
         Inventory                                    91,635           82,488
         Vacation                                     18,765           21,327
         Warranty                                    116,454           99,454
                                                    --------         --------
      Total deferred tax assets                      311,689          262,039
                                                    --------         --------
      Net deferred tax (asset) liability            $(18,141)        $ 76,359
                                                    ========         ========

9.   STOCK OPTIONS AND WARRANTS

     The Company's 1994 Incentive Stock Option Plan (the "Plan") permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 850,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date of grant. In the case of nonqualified options, the per share price may be at any amount determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value. Currently outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans when options are granted at fair value at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grand date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                              Fiscal Year Ended     Fiscal Year Ended
                                Feb. 28, 1998          Feb. 28, 1997
                              -----------------     -----------------

      Net Income
        As Reported              $1,148,436             $683,845
        Pro Forma                $1,047,273             $627,878

      Net Income per share

      As Reported - Basic             $0.29                $0.17
                  - Diluted           $0.28                $0.17

      Pro forma   - Basic             $0.26                $0.15
                  - Diluted           $0.25                $0.15

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended February 28, 1998 and 1997, respectively: no dividends; expected volatility of 71% and 49%, risk free interest rates of 6.2% and 6.3% and expected life of 8.6 and 7.8 years. The weighted average exercise price of options granted during the years ended February 28, 1998 and 1997 for which the exercise price exceeds the market price on the grant date was $4.58 and $3.30, respectively, and the weighted average fair value prices were $2.56 and $1.44, respectively. The weighted average exercise price of options granted during the years ended February 28, 1998 and 1997 for which the exercise price equals the market price on the grant date was $3.28 and $2.89, respectively, and the weighted average fair value prices were $2.65 and $2.00, respectively. The weighted average exercise price of options granted during the year ended February 28, 1997 for which the exercise price is below the market price on the grant date was $2.71 and the weighted average fair price was $2.05. There were no options granted during the year ended February 28, 1998 for which the exercise price is below the market price on the grant date.

     The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 1998:

                                       Weighted Average
                                           Remaining
        Range of          Number       Contractual Life   Weighted Average
     Exercise Price     Outstanding         (years)         Exercise Price
     --------------     -----------    ----------------   ----------------
      $1.50-$2.50        111,613            5.34               $2.03
      $2.51-$4.50        290,850            6.66                2.99
      $4.51-$6.50         65,000            5.88                4.64
                         -------
                         467,463
                         =======

                    Range of          Number       Weighted Average
                 Exercise Price     Exercisable     Exercise Price
                 --------------     -----------    ----------------
                   $1.50-$2.50         91,863            $1.98
                   $2.51-$4.50        109,987             2.83
                   $4.51-6.50           7,000             4.89
                                      -------
                                      208,850
                                      =======

Additional information with respect to the Company's plan at February 28, 1998 and 1997, are as follows:

                                  FISCAL 1998
                                  -----------
                                                       Weighted Average
                                         Shares        Exercise Price
                                         ------        ----------------
Shares Under Option:
   Outstanding at beginning of year     368,508              $2.56
   Granted                              156,300              $3.65
   Exercised                            (39,595)             $2.17
   Forfeited                            (17,750)             $2.55
                                        -------
   Outstanding at end of year           467,463              $2.99
                                        =======
   Options exercisable at year-end      208,850              $2.53
                                        =======
   Weighted average fair value for
     stock options granted during 1998                       $2.62


                                  FISCAL 1997
                                  -----------
                                                       Weighted Average
                                          Shares        Exercise Price
                                          ------       ----------------
Shares Under Option:
   Outstanding at beginning of year      311,008             $2.49
   Granted                                78,000             $3.01
   Exercised                                  --                --
   Forfeited                             (20,500)            $3.20
                                         -------
   Outstanding at end of year            368,508             $2.56
                                         =======

   Options exercisable at year-end       198,508             $2.34
                                         =======
   Weighted average fair value for
     stock options granted during 1997                       $1.77


     In connection with the Company's 1986 stock offering, 258,750 warrants (including 33,750 to the underwriter) were issued. Each warrant entitles the holder to purchase one and one-half shares of common stock at an exercise price of $8.33 per share, subject to adjustment at any time commencing after the separation date, August 27, 1986, until May 31, 1999. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice, provided the closing price of the Company's common stock exceeds $11.67 per share for 20 consecutive trading days ending within 30 days of the date of notice.

10.  RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In 1986, 1989 and 1991 and 1992, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000, $126,700 and $164,300 respectively, or an aggregate of $1,087,000. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sales of developed products. Royalties paid under these agreements amounted to approximately $138,000 and $130,000 in 1998 and 1997, respectively.

11.  EXPORT SALES

     Net foreign export sales are summarized as follows:

                                          1998             1997
                                          ----             ----
                  Europe               $  730,483       $1,121,114
                  Far East              2,252,682        1,857,117
                  Other                   940,894          627,244
                                       ----------       ----------
                  Total                $3,924,059       $3,605,475
                                       ==========       ==========


     No significant sales were made by foreign subsidiaries in 1998 and 1997.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. Employee contributions are matched by the Company at varying rates. The Company may also make discretionary contributions to the plan. Total contributions of $78,339 and $59,506 were made by the Company in 1998 and 1997, respectively.

13.  EMPLOYMENT AGREEMENTS

     The Company has executed an employment agreement with one of its key officers. Under the terms of the agreement, which extends through May 1998, the Company is obligated to pay contractually specified amounts in the event of the key officer's termination, disability or death.

14.  TREASURY STOCK RETIREMENT

     During fiscal 1998, 286,310 shares of the Corporation's common stock purchased in fiscal 1997 for a total cost of $882,706 and held as treasury stock as of February 28, 1997, were retired.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIO-LOGIC SYSTEMS CORP.

Date:  May 27, 1998

                                          By: /s/
                                             ---------------------------------
                                              Gabriel Raviv, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                                 President, Chief Executive    May 29, 1998
---------------------------         Officer, Director (Principal
Gabriel Raviv                       Executive Officer)


/s/                                  Director                     May 29, 1998
---------------------------
Charles Z. Weingarten, M.D.


/s/                                 Controller                    May 29, 1998
---------------------------         (Principal Financial Officer)
James M. Smearman


/s/                                 Director                      May 29, 1998
---------------------------
Gil Raviv


/s/                                 Director                      May 29, 1998
---------------------------
Irving Kupferberg


/s/                                 Director                      May 29, 1998
---------------------------
Albert Milstein


/s/                                 Director                      May 29, 1998
----------------------------
Craig W. Moore

                                 EXHIBIT INDEX

Exhibit                                                               Page
 Number                         Description                          Number
-------                         -----------                          ------

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

---------------

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