Form 10QSB
period 1998-05-31
BIO LOGIC SYSTEMS CORP
filed 1998-07-15
CIK 355007

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


          [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 1998


          [ ]   Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

              For the Transition Period From _________ to _________


                           Commission File No. 0-12240



                             BIO-LOGIC SYSTEMS CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 DELAWARE                                       36-3025678
     -------------------------------                      ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)



ONE BIO-LOGIC PLAZA, MUNDELEIN, ILLINOIS                           60060
----------------------------------------                         ----------
(Address of principal executive offices)                         (zip code)


          Issuer's telephone number, including area code (847-949-5200)


              (Former name, former address and former fiscal year,
                 if changed since last report): not applicable


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  Class                    Outstanding at July 13, 1998
       ---------------------------         ----------------------------
       Common Stock $.01 par value               4,022,334 shares



                  Transitional Small Business Disclosure Format

                                Yes       No  X
                                    ---      ---

================================================================================

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

                                   ----------

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at May 31, 1998
               and February 28, 1998 ....................................    3

             Condensed Consolidated Statements of Operations and
               Retained Earnings for the three months ended
               May 31, 1998 and 1997 ....................................    4

             Condensed Consolidated Statements of Cash Flows for
               the three months ended May 31, 1998 and 1997 .............    5

             Notes to Condensed Consolidated Financial Statements .......    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................    8

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ...........................   10


SIGNATURES ..............................................................   11

                                   BIO-LOGIC SYSTEMS CORP.
                                         FORM 10Q-SB


                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)


                                                               May 31, 1998    February 28, 1998
                                                               ------------    -----------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents ..............................    $ 5,170,002        $ 3,624,368
    Marketable securities ..................................          --             1,500,099
    Accounts receivable, less allowance for doubtful
      accounts of $251,726 at May 31, 1998
      and $219,039 at February 28, 1998 ....................      3,046,083          4,023,324
    Inventories ............................................      3,422,355          3,277,811
    Prepaid expenses .......................................        122,541            144,852
    Deferred income taxes ..................................        311,689            311,689
                                                                -----------        -----------
             Total current assets ..........................     12,072,670         12,882,143

  PROPERTY, PLANT AND EQUIPMENT -- Net .....................      1,983,522          2,000,342

    OTHER ASSETS ...........................................        890,807            918,752
                                                                -----------        -----------
             TOTAL ASSETS ..................................    $14,946,999        $15,801,237
                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Current maturities of long-term debt ...................    $   137,262        $   135,005
    Accounts payable .......................................        440,694            493,813
    Accrued salaries & payroll taxes .......................        562,994            699,671
    Accrued interest & other expenses ......................        387,368            355,163
    Accrued income taxes ...................................        189,251            601,835
    Deferred revenue .......................................        306,158            360,235
                                                                -----------        -----------
             Total current liabilities .....................      2,023,727          2,645,722
  LONG-TERM DEBT -- Less current maturities ................        391,818            427,174

  COMMITMENTS

    DEFERRED INCOME TAXES ..................................        293,548            293,548
                                                                -----------        -----------
             Total liabilities .............................      2,709,093          3,366,444
                                                                -----------        -----------

  SHAREHOLDERS' EQUITY:

    Capital stock, $.01 par value. authorized 10,000,000
      shares, issued and outstanding 4,011,984 shares at
      May 31, 1998 and 3,983,104 at February 28, 1998 ......         40,120             39,831
    Additional paid-in capital .............................      4,705,964          4,685,177
    Retained Earnings ......................................      7,491,822          7,709,785
                                                                -----------        -----------

             Total shareholders' equity ....................     12,237,906         12,434,793
                                                                -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................    $14,946,999        $15,801,237
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

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                                                         Three Months Ended
                                                              May 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      -----------
NET SALES ....................................     $ 3,707,314      $ 4,408,680
COST OF SALES ................................       1,227,154        1,462,929
                                                   -----------      -----------
      Gross Profit ...........................       2,480,160        2,945,751
                                                   -----------      -----------

OPERATING EXPENSES:
    Selling, general & administrative ........       2,114,661        2,079,240
    Research & development ...................         747,203          571,963
                                                   -----------      -----------
Total operating expenses .....................       2,861,864        2,651,203
                                                   -----------      -----------
OPERATING INCOME (LOSS) ......................        (381,704)         294,548

OTHER INCOME (EXPENSE):
    Interest income ..........................          64,652           48,644
    Interest expense .........................          (9,350)         (12,166)
    Miscellaneous ............................            (861)             802
                                                   -----------      -----------
        TOTAL OTHER INCOME ...................          54,441           37,280
                                                   -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES ............        (327,263)         331,828

PROVISION (BENEFIT) FOR INCOME TAXES .........        (109,300)         106,850
                                                   -----------      -----------
NET INCOME (LOSS) ............................        (217,963)         224,978

RETAINED EARNINGS, BEGINNING OF PERIOD .......       7,709,785        6,561,349
                                                   -----------      -----------
RETAINED EARNINGS, END OF PERIOD .............     $ 7,491,822        6,786,327
                                                   ===========      ===========
EARNINGS (LOSS) PER SHARE:
  Basic and Diluted ..........................     $     (0.05)     $      0.06
                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                                May 31,
                                                       -------------------------
                                                          1998          1997
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ..................................   $ (217,963)   $  224,978

Adjustments to reconcile net income to net
  cash flows from (used in) operating activities:
    Depreciation and amortization ..................      117,937       111,216
    Provision for bad debts ........................       28,800        24,000
    Provision for inventory valuation ..............       77,325        77,325
    (Increases) decreases in assets:
      Accounts receivable ..........................      948,441        96,133
      Inventories ..................................     (221,869)     (159,553)
      Prepaid expenses .............................       22,311        35,522
    Increases (decreases) in liabilities:
      Accounts payable and overdrafts ..............      (53,119)      (69,903)
      Accrued liabilities and deferred revenue .....     (158,549)      (21,071)
      Accrued income taxes .........................     (412,584)      127,208
                                                       ----------    ----------
        Net cash flows from (used in)
          operating activities .....................      130,730       445,855
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................      (38,803)      (22,833)
  Other assets .....................................      (34,369)       (2,000)
  Proceeds from maturities of investments ..........    1,500,099       692,096
                                                       ----------    ----------
        Net cash flows from (used in)
          investing activities .....................    1,426,927       667,263
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options ..........       21,076           338
  Payments of long-term debt .......................      (33,099)      (30,975)
                                                       ----------    ----------
        Net cash flows from (used in)
          financing activities .....................      (12,023)      (30,637)
                                                       ----------    ----------
INCREASE IN CASH AND CASH EQUIVALENTS ..............    1,545,634     1,082,481
CASH AND CASH EQUIVALENTS -- Beginning of period ...    3,624,368     1,134,310
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS -- End of period .........   $5,170,002    $2,216,791
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest .......................................   $    9,350    $   11,433
                                                       ==========    ==========
    Income Taxes ...................................   $   99,500    $   15,000
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.


3.   Net Income (Loss) Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 3,988,592 and 3,943,224 for the quarters ended May 31, 1998 and May 31, 1997, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 3,988,592 and 4,061,612 for the quarters ended May 31, 1998 and May 31, 1997, respectively.

     Because of the net loss for the quarter ended May 31, 1998, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.


4.   Accounting for Income Taxes

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

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                  Gross      Gross     Estimated
                                   Amortized   Unrealized  Unrealized    Fair
                                     Cost         Gain       Losses      Value
                                  ----------   ----------  ---------- ----------
May 31, 1998
------------
U.S. Government securities ....   $        0     $    0      $0       $        0

May 31, 1997
------------
U.S. Government securities ....   $2,100,575     $3,220      $0       $2,103,795


6.   Earnings per Share Presentation

     Earnings per Share -- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of February 28, 1998. This statement established new standards for computing and disclosing earnings per share. In accordance with SFAS No. 128, all earnings per share amounts for prior periods have been restated to conform with the new standard.


7.   Treasury Stock Retirement

     During May 1998, the Company was authorized by its' Board of Directors to repurchase up to 100,000 shares of its' common stock from time to time.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prospective investors are cautioned that the statements in this Quarterly Report on Form 10-QSB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1955, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10-QSB and from time to time in the Company's filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1998, the Company had working capital of $10,048,943 including $5,170,002 in cash, cash equivalents and $3,046,083 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     Cash flow for the three months ended May 31, 1998 was $1,545,634 and net cash flow from operations was $130,730. The loss for the quarter ended May 31, 1998 was $217,963 decreasing cash flow from operations while in contrast, net income of $224,978 in the quarter ended May 31, 1997 increased cash flow from operations. In the first quarter ended May 31, 1998, marketable securities of approximately $1,500,000 matured and provided cash flow from investing activities.

RESULTS OF OPERATIONS

     Net sales for the three month period ended May 31, 1998 (the "1998 three months") decreased by approximately 16% to $3,707,314 from $4,408,680 in the three month period ended May 31, 1997 (the "1997 three months"). Domestic sales for the 1998 three months increased by 2% to $3,152,554 compared to $3,095,456 for the 1997 three months but did not offset an 88% decrease in foreign sales from $1,313,224 during the 1997 three months to $554,760 during the 1998 three months. Foreign sales contributed 15% of net sales for the 1998 three months, a decrease from 30% for the 1997 three months. The decrease in foreign sales was due to the continuing unfavorable economic conditions in southeast Asia.

     Cost of equipment sold decreased to $1,227,154 during the 1998 three months compared to $1,462,929 for the 1997 three months, but as a percentage of net sales remained at 33% for both the 1998 and 1997 three months. This decrease in gross profit during the 1998 three months was primarily the result of lower foreign net sales.

     Selling, general and administrative expenses decreased by 2% to $2,114,661 for the 1998 three months compared to $2,079,240 for the 1997 three months. This slight increase in selling, general and selling expenses for the 1998 three months reflect increased expenditures on the Company's ongoing ISO 9000 certification and European CE Mark approval process partially offset by lower sales commissions. Selling, general and administrative expenses as a percentage of net sales, increased to 57% for the 1998 three months from 47% for the 1997 three months.

     Research and development costs increased by 31% to $747,203 for the 1998 three months, compared to $571,963 for the 1997 three months, as a result of higher individual salaries, increased outside development costs, and higher consulting expenses associated with the Company's conversion of its DOS based systems to Windows 95 and Windows NT platforms. As a percentage of net sales, research and development costs increased to 20% for the 1998 three months compared to 13% for the 1997 three months.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


     For the three months ended May 31, 1998, the Company' had an operating loss of $381,704 compared to operating profit of $294,548 for the three months ended May 31, 1997. This decrease in operating income for the 1998 three months is due to lower net sales, and increased research and development costs.

     Net interest income increased to $55,302 from $36,478 for the three month periods ended May 31, 1998 and 1997, respectively. This increase reflects higher returns on money market accounts and lower interest expense on long term debt.

     The income tax benefit of $109,300 was approximately 33% of net loss before taxes during the 1998 three months and the provision for income taxes of $106,850 was approximately 32% of income before income taxes during the 1997 three months. The Company's income tax rate differs from the federal statutory rate of 35% due to differences in foreign income and its corresponding tax rates.

     The Company had a net loss of $217,963 or $.05 per basic and diluted share for the 1998 three months, compared to net income of $224,978 or $0.06 per basic and diluted share for the 1997 three months. The Company attributes the loss in the three month period to lower international net sales and increased research and development costs as previously discussed.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Item 6. Exhibits and Reports on 8-K

     (a)  Exhibits


27. Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 1998.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 14, 1998                       By: /s/ GABRIEL RAVIV
                                              ----------------------------------
                                                   Gabriel Raviv, President


Date: July 14, 1998                       By: /s/ JAMES M. SMEARMAN
                                              ----------------------------------
                                                      James M. Smearman,
                                                         Controller