Form 10QSB
period 1998-08-31
BIO LOGIC SYSTEMS CORP
filed 1998-10-15
CIK 355007

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                  36-3025678
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

One Bio-logic Plaza, Mundelein, Illinois                                60060
----------------------------------------                              ----------
(Address of principal executive offices)                              (zip code)

Issuer's telephone number, including area code (847-949-5200)

(Former name, address and former fiscal year, if changed since last report):
     not applicable

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [_] NO [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at October 9, 1998
---------------------------                       ------------------------------
Common Stock $.01 par value                               4,029,084 shares


                  Transitional Small Business Disclosure Format

                                 YES [X] NO [_]

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Consolidated Balance Sheets at August 31, 1998
                 and February 28, 1998                                         3

                 Condensed Consolidated Statements of Operations and
                 Retained Earnings for the three and six months ended
                 August 31, 1998 and 1997                                      4

                 Condensed Consolidated Statements of Cash Flows for the
                 six months ended August 31, 1998 and 1997                     5

                 Notes to Condensed Consolidated Financial Statements          6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                           8


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

         ITEM 5. OTHER INFORMATION                                            11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURES

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

PART 1. FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              August 31, 1998   February 28, 1998
                                                              ---------------   -----------------
ASSETS

     CURRENT ASSETS

     Cash and cash equivalents                                 $ 5,777,767         $ 3,624,368
     Marketable securities - held to maturity                          --            1,500,099
     Accounts receivable, less allowance for doubtful
          accounts of $280,523 at August 31, 1998
          and $219,039 at February 28, 1998                      2,944,543           4,023,324
         Inventories                                             3,272,273           3,277,811
         Prepaid expenses                                          145,422             144,852
         Deferred income taxes                                     311,689             311,689
                                                               -----------         -----------
                      Total current assets                      12,451,694          12,882,143

     PROPERTY, PLANT AND EQUIPMENT - Net                         1,980,914           2,000,342

     OTHER ASSETS                                                  832,170             918,752
                                                               -----------         -----------
                      TOTAL ASSETS                             $15,264,778         $15,801,237
                                                               ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Current maturities of long-term debt                  $   140,511         $   135,005
         Accounts payable                                          416,587             493,813
         Accrued salaries & payroll taxes                          706,416             699,671
         Accrued interest & other expenses                         414,282             355,163
         Accrued income taxes                                      234,351             601,835
         Deferred revenue                                          353,472             360,235
                                                               -----------         -----------
                      Total current liabilities                  2,265,619           2,645,722

     LONG-TERM DEBT - Less current maturities                      355,871             427,174

     DEFERRED INCOME TAXES                                         293,548             293,548

     COMMITMENTS                                                       --                  --
                                                               -----------         -----------
                       Total liabilities                         2,915,038           3,366,444
                                                               -----------         -----------

     SHAREHOLDERS' EQUITY:

     Capital stock, $.01 par value, authorized 10,000,000
         shares, issued and outstanding 4,029,084 shares at,
         August 31, 1998 and 3,983,104 at February 28, 1998         40,291              39,831
     Additional paid-in capital                                  4,742,412           4,685,177
     Retained Earnings                                           7,581,509           7,709,785
                                                               -----------         -----------
               Total shareholders' equity                       12,364,212          12,434,793

     Less treasury stock, at cost: 4,800 shares                    (14,472)                --
                                                               -----------         -----------
              Shareholders equity - net                         12,349,740          12,434,793
                                                               -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $15,264,778         $15,801,237
                                                               ===========         ===========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                            Three Months Ended             Six Months Ended
                                                August 31,                    August 31,
                                        --------------------------    --------------------------
                                            1998          1997            1998           1997
                                        -----------    -----------    -----------    -----------
NET SALES                               $ 4,361,167    $ 4,346,349    $ 8,068,481    $ 8,755,030

COST OF SALES                             1,364,980      1,404,592      2,592,134      2,867,522
                                        -----------    -----------    -----------    -----------

      Gross Profit                        2,996,187      2,941,757      5,476,347      5,887,508
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES:
    Selling, general & administrative     2,288,705      2,047,330      4,328,366      4,126,570
    Research & development                  628,019        629,122      1,450,222      1,201,085
                                        -----------    -----------    -----------    -----------

Total operating expenses                  2,916,724      2,676,452      5,778,588      5,327,655
                                        -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                      79,463        265,305       (302,241)       559,853

OTHER INCOME (EXPENSE):
    Interest income                          63,705         51,643        128,357        100,287
    Interest expense                         (8,839)        (9,440)       (18,189)       (21,605)
    Miscellaneous                               458            (15)          (403)           787
                                        -----------    -----------    -----------    -----------

        TOTAL OTHER INCOME                   55,324         42,188        109,765         79,469
                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES           134,787        307,493       (192,476)       639,322

PROVISION (BENEFIT) FOR INCOME TAXES         45,100         99,013        (64,200)       205,863
                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                       $    89,687    $   208,480    $  (128,276)   $   433,459
                                        ===========    ===========    ===========    ===========

RETAINED EARNINGS,
BEGINNING OF PERIOD                       7,491,822      6,786,327      7,709,785      6,561,348
                                        -----------    -----------    -----------    -----------

RETAINED EARNINGS,
END OF PERIOD                           $ 7,581,509    $ 6,994,807    $ 7,581,509    $ 6,994,807
                                        ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE:

Primary and Fully Diluted                     $0.02          $0.05         $(0.03)         $0.11
                                        ===========    ===========    ===========    ===========

      The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                           August 31,
                                                                   --------------------------
                                                                       1998          1997
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                  $  (128,276)   $   433,459
Adjustments to reconcile net income to net cash flows
     from (used in) operating activities:
         Depreciation and amortization                                 229,276        213,523
         Provision for bad debts                                        57,600         48,000
         Provision for inventory valuation                             154,650        154,650
         Deferred income taxes
         (Increases) decreases in assets:
              Accounts receivable                                    1,021,181       (303,372)
              Inventories                                             (149,112)      (352,391)
              Prepaid expenses                                            (570)        30,829
         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                          (77,226)        (2,366)
              Accrued liabilities and deferred revenue                  59,101        249,466
              Accrued income taxes                                    (367,484)       196,744
                                                                   -----------    -----------

             Net cash flows from (used in) operating activities        799,140        668,542
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (88,897)       (83,902)
     Other assets                                                      (34,369)        (7,000)
     Proceeds from maturities of investments                         1,500,099      1,291,978
                                                                   -----------    -----------
              Net cash flows from (used in) investing activities     1,376,833      1,201,076
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                            57,695         14,172
     Purchase of treasury stock                                        (14,472)          --
     Payments of long-term debt                                        (65,797)       (55,215)
                                                                   -----------    -----------

              Net cash flows from (used in) financing activities       (22,574)       (41,043)
                                                                   -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                2,153,399      1,828,575

CASH AND CASH EQUIVALENTS - Beginning of period                      3,624,368      1,134,310
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - End of period                          $ 5,777,767    $ 2,962,885
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
         Interest                                                  $    18,189    $    32,889
                                                                   ===========    ===========

         Income Taxes                                              $   299,500    $   120,000
                                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   NET INCOME PER SHARE

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,023,184 and 3,944,712 for the quarters ended August 31, 1998 and 1997, respectively, and 4,005,888 and 3,943,968 for the six months ended August 31, 1998 and 1997, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,115,047 and 4,110,197 for the quarters ended August 31, 1998 and 1997, respectively, and 4,005,888 and 4,063,010 for the six months ended August 31, 1998 and 1997, respectively.

     Because of the net loss for the six months ended August 31, 1998, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

4.   ACCOUNTING FOR INCOME TAXES

     Deferred tax assets and liabilities are computed for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

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


Investment Securities Held-To-Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                       Gross             Gross             Estimated
                                                     Unrealized        Unrealized            Fair
                               Amortized Cost          Gain              Losses              Value
                               --------------       -----------        ----------         -----------
August 31, 1998
---------------
US Government securities         $        0         $        0         $        0         $        0

August 31, 1997
---------------
US Government securities         $1,500,693         $    4,002         $        0         $1,504,695



6.   EARNINGS PER SHARE PRESENTATION

     Earnings per Share - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of February 28, 1998. This statement established new standards for computing and disclosing earnings per share. In accordance with SFAS No. 128, all earnings per share amounts for prior periods have been restated to conform with the new standard.

7.   TREASURY STOCK REPURCHASE

     As of October 9, 1998, the Company purchased an aggregate of 17,300 shares of its common stock at a total cost of $49,168.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB


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

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1998 the Company had working capital of $10,186,075 including $5,777,767 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     For the six months ended August 31, 1998, cash flow increased by $2,153,399 and net cash flow from operations increased by $799,140. The net loss for the six months ended August 31, 1998 decreased net cash flow from operating activities by $128,276 compared to net income of $433,459 for the six months ended August 31, 1997 that increased net cash flow from operating activities. In the six months ended August 31, 1998, marketable securities of approximately $1,500,099 matured and provided net cash flow from investing activities.

RESULTS OF OPERATIONS

     Net sales for the three month period ended August 31, 1998 (the "1998 three months") increased slightly to $4,361,167 from $4,346,349 in the three month period ended August 31, 1997 (the "1997 three months"), while net sales for the six month period ended August 31, 1998 (the "1998 six months") decreased by 8% to $8,068,481 compared to $8,755,030 in the six month period ended August 31, 1997 (the "1997 six months.") Domestic sales decreased by 4% and 1% to $3,682,742 and $6,835,296 for the 1998 three and six months, respectively, compared to $3,816,105 and $6,911,563 for the 1997 three and six months, respectively. Foreign sales of $678,425 and $1,233,185 contributed 16% and 15% of net sales for the 1998 three and six months, respectively, an increase of 28% from $530,244 for 1997 three months, while a decrease of 33% from $1,843,467 for the 1997 six months. The foreign slaes in the 1998 six months were negatively impacted by the Far Eastern and South American monetary crisis. The Company's overall decrease in net sales for 1998 six months was the result of lower unit sales of the Ceegraph and Sleep product lines which were only partially offset by increases in AuDx sales.

     Cost of sales decreased to $1,364,980 and $2,592,134 for the 1998 three and six months, respectively, compared to $1,404,592 and $2,867,522 for the 1997 three and six months, respectively. Cost of sales as a percentage of net sales decreased however to 31% and 32% for the 1998 three and six months, respectively, from 32% and 33% for the 1997 three and six months, respectively. This decrease in cost of sales as a percentage of net sales in the 1998 three and six months was primarily the result of sales of higher margin products and fixed manufacturing costs as compared to higher sales prices.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB


     Selling, general and administrative expenses increased by 12% and 5% to $2,288,705 and $4,328,366 during the 1998 three and six months, respectively, compared to $2,047,330 and $4,126,570 for the 1997 three and six months, respectively. Selling, general and administrative expenses as a percentage of net sales, increased to 53% and 54% for the 1998 three and six months, respectively, compared to 47% for both the 1997 three and six months. The increases in the 1998 three and six months reflects additional employee and travel costs, higher sales commissions, and approximately $175,000 in cost to achieve ISO 9001 and EN46001 certification.

     Research and development costs decreased by less than 1% and increased by 21% to $628,019 and $1,450,222 for the 1998 three and six months, respectively, from $629,122 and $1,201,085 for the 1997 three and six months, respectively. As a percentage of net sales, total research and development costs remained at approximately 14% for the 1998 and 1997 three months while increasing to 18% from 14% for the 1998 and 1997 six months, respectively. The increase in cost for the 1998 six months was the result of higher individual salaries, increased outside development costs, and higher consulting expenses associated with the Company's conversion of its DOS based systems to Windows 95 and Windows NT platforms.

     The Company had operating income of $79,463 and operating loss of $302,241 for the 1998 three and six months, respectively, compared to operating income of $265,305 and $559,853 for 1997 three and six months, respectively. The decrease in operating income and the resulting loss for the 1998 six months was the result of lower than expected foreign net sales coupled with higher selling, general and administrative costs.

     Net interest income increased to $110,168 for the 1998 six months compared to $78,682 for 1997 six months. This increase reflects higher investment returns on marketable securities and lower interest expense on long term debt.

     The Company had income tax expense of $45,100 and an income tax benefit of $64,200 for the 1998 three and six months compared to income tax expense of $99,013 and $205,863 for the 1997 three and six months, respectively. The company's income tax rate differs from the federal statutory rate of 35% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $89,687 and a net loss of $128,276, or $.02 and $(0.03) per share, for the 1998 three and six months, respectively, compared to net income of $208,480 and $433,459, or $0.05 and $0.10, per share for the 1997 three and six months, respectively. The Company attributes the lower earnings in the 1998 three and six months to lower foreign net sales and higher selling, general and administrative and research and development costs.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB


YEAR 2000 ISSUE

     The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with Year 2000 and beyond) affects virtually all companies and organizations. The Company recognizes that information systems are integral to its operations. As all of the Company's software is either developed internally or acquired from third party vendors to be included in the Company's product line for subsequent sale, the Company's efforts to limit problems associated with Year 2000 software failures are focused on investigating, testing and ensuring that all such software is Year 2000 compliant. As a result of these efforts, the Company believes that the Year 2000 issue will not pose significant internal problems for the Company's business. The Company is also communicating with its suppliers, financial institutions and third party payors to determined their plans to limit problems associated with the Year 2000 issue problems. The Company does not anticipate that there will be a material cost associated with addressing its potential exposure to Year 2000 problems. Despite these efforts, the Year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third-party vendors and payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's 1998 Annual Meeting of Shareholders (the "1998 Annual Meeting") was held on August 19, 1998

     (b)  The following directors were elected at the 1998 Annual Meeting:

                       Gabriel Raviv, Ph.D.
                       Craig W. Moore

          The following are the other directors of the Company whose term of office continued after the 1998 Annual Meeting:

                       Gil Raviv
                       Irving Kupferberg
                       Charles Z. Weingarten
                       Albert Milstein



          The following votes were cast in connection with the election of directors at the 1998 Annual Meeting:

                                                  FOR                 AGAINST
                                               --------               -------
         Gabriel Raviv, Ph.D.                  3,697,618               20,917
         Craig W. Moore                        3,698,368               20,167

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

ITEM 5. OTHER INFORMATION

     In May 1998, the SEC adopted a 45 day advance notice requirement for shareholder proposals to be included in a company's proxy statement. This new notice deadline requires that the Company's shareholders seeking inclusion of a shareholder proposal in the Company's next proxy statement for the annual meeting scheduled for August 20, 1999 notify the Company by July 6, 1999.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits

     27. Financial Data Schedule

------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1998

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10-QSB

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 14, 1998                        By: /s/ GABRIEL RAVIV
                                                  ------------------------------
                                                      Gabriel Raviv, President


Date: October 14, 1998                        By: /s/ JAMES M. SMEARMAN
                                                  ------------------------------
                                                      James M. Smearman,
                                                         Controller