Form 10QSB
period 1998-11-30
BIO LOGIC SYSTEMS CORP
filed 1999-01-14
CIK 355007

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 1998

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

                                   YES X  NO__

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at January 11, 1999
      Common Stock $.01 par value                4,029,284 shares

                  Transitional Small Business Disclosure Format

                                   Yes__  No X

                                TABLE OF CONTENTS


                                                                           Page
PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets at
            November 30, 1998 and February 28, 1998.                          3

            Condensed Consolidated Statements of Operations and
            Retained Earnings for the three and nine months ended
            November 30, 1998 and 1997.                                       4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended November 30, 1998 and 1997.                 5

            Notes to Condensed Consolidated Financial Statements.             6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               8


PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               10




SIGNATURES

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


PART 1.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                               November 30, 1998      February 28, 1998
                                                               -----------------      -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                      $ 6,049,430            $ 3,624,368
    Marketable securities - held to maturity                              --                1,500,099
    Accounts receivable, less allowance for doubtful
      accounts of $309,318 at November 30, 1998
      and $219,320 at February 28, 1998                              3,092,006              4,023,324
    Inventories                                                      3,298,683              3,277,811
    Prepaid expenses                                                   106,324                144,852
    Deferred income taxes                                              311,689                311,689
                                                                   -----------            -----------
               Total current assets                                 12,858,132             12,882,143

  PROPERTY, PLANT AND EQUIPMENT - Net                                1,961,546              2,000,342
  OTHER ASSETS                                                         771,294                918,752
                                                                   -----------            -----------
               TOTAL ASSETS                                        $15,590,972            $15,801,237
                                                                   ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Current maturities of long-term debt                           $   141,108            $   135,005
    Accounts payable                                                   380,783                493,813
    Accrued salaries & payroll taxes                                   785,433                699,671
    Accrued interest & other expenses                                  721,328                355,163
    Accrued income taxes                                               248,026                601,835
    Deferred revenue                                                   347,153                360,235
                                                                   -----------            -----------
               Total current liabilities                             2,623,831              2,645,722

  LONG-TERM DEBT - Less current maturities                             331,005                427,174
  DEFERRED INCOME TAXES                                                293,548                293,548
  COMMITMENTS                                                             --                     --
                                                                   -----------            -----------
               Total liabilities                                     3,248,384              3,366,444
                                                                   -----------            -----------
  SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value. authorized 10,000,000
    shares, issued and outstanding 4,029,084 shares at,
    November 30, 1998 and 3,983,104 at February 28, 1998                40,291                 39,831
  Additional paid-in capital                                         4,742,412              4,685,177
  Retained Earnings                                                  7,609,053              7,709,785
                                                                   -----------            -----------
               Total shareholders' equity                           12,391,756             12,434,793

Less treasury stock, at cost:17,300 shares                             (49,168)                  --
                                                                   -----------            -----------
           Shareholders equity - net                                12,342,588             12,434,793
                                                                   -----------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $15,590,972            $15,801,237
                                                                   ===========            ===========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


                                              Three Months Ended              Nine Months Ended
                                                  November 30,                   November 30,
                                           -------------------------      -------------------------
                                              1998          1997              1998         1997
                                           -----------   -----------      -----------   -----------
NET SALES                                  $ 4,380,800   $ 4,549,481      $12,449,281   $13,304,511
COST OF SALES                                1,357,619     1,390,959        3,949,753     4,258,481
                                           -----------   -----------      -----------   -----------
    Gross Profit                            3,023,181      3,158,522        8,499,528     9,046,030
                                           -----------   -----------      -----------   -----------

OPERATING EXPENSES:
  Selling, general & administrative          2,259,874     2,066,456        6,582,739     6,193,026
  Research & development                       785,339       608,875        2,241,061     1,809,960
                                           -----------   -----------      -----------   -----------
Total operating expenses                     3,045,213     2,675,331        8,823,800     8,002,986
                                           -----------   -----------      -----------   -----------

OPERATING INCOME (LOSS)                        (22,032)      483,191         (324,272)    1,043,044

OTHER INCOME (EXPENSE):
  Interest income                               69,959        56,084          198,316       156,371
  Interest expense                              (5,468)      (10,694)         (23,657)      (32,299)
  Miscellaneous                                 (1,240)        1,758           (1,644)        2,544
                                           -----------   -----------      -----------   -----------
    TOTAL OTHER INCOME                          63,251        47,148          173,015       126,616
                                           -----------   -----------      -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES               41,219       530,339         (151,257)    1,169,660
PROVISION (BENEFIT) FOR INCOME TAXES            13,675       169,700          (50,525)      375,563
                                           -----------   -----------      -----------   -----------
NET INCOME (LOSS)                          $    27,544   $   360,639      $  (100,732)  $   794,097
                                           ===========   ===========      ===========   ===========
RETAINED EARNINGS,
BEGINNING OF PERIOD                          7,581,509     6,994,807        7,709,785     6,561,349
                                           -----------   -----------      -----------   -----------
RETAINED EARNINGS,
END OF PERIOD                              $ 7,609,053   $ 7,355,446      $ 7,609,053   $ 7,355,446
                                           ===========   ===========      ===========   ===========
EARNINGS (LOSS) PER SHARE:
Primary and Fully Diluted                        $0.01         $0.09           $(0.03)        $0.19
                                           ===========   ===========      ===========   ===========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                               November 30,
                                                                   ----------------------------------
                                                                      1998                   1997
                                                                   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $  (100,732)           $   794,097
Adjustments to reconcile net income to net cash flows
  from (used in) operating activities:
    Depreciation and amortization                                      343,361                275,347
    Provision for bad debts                                             86,400                 72,000
    Provision for inventory valuation                                  231,695                231,975
    Deferred income taxes
    (Increases) decreases in assets:
      Accounts receivable                                              844,918               (872,598)
      Inventories                                                     (252,567)              (525,833)
      Prepaid expenses                                                  38,528                 67,367
    Increases (decreases) in liabilities:
      Accounts payable and overdrafts                                 (113,030)                39,882
      Accrued liabilities and deferred revenue                         438,845                441,358
      Accrued income taxes                                            (353,809)               291,444
                                                                   -----------            -----------
       Net cash flows from (used in) operating activities           1,163,609                815,039
                                                                   -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (122,739)              (129,695)
  Other assets                                                         (34,368)                26,912
  Proceeds from maturities of investments                            1,500,099              1,292,275
                                                                   -----------            -----------
       Net cash flows from (used in) investing activities            1,342,992              1,189,492
                                                                   -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                               57,695                 85,831
  Purchase of treasury stock                                           (49,168)                  --
  Payments of long-term debt                                           (90,066)               (94,488)
                                                                   -----------            -----------
       Net cash flows from (used in) financing activities              (81,539)                (8,657)
                                                                   -----------            -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                2,425,062              1,995,874
CASH AND CASH EQUIVALENTS - Beginning of period                      3,624,368              1,134,310
                                                                   -----------            -----------
CASH AND CASH EQUIVALENTS - End of period                          $ 6,049,430            $ 3,130,184
                                                                   ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                       $    23,657            $    32,889
                                                                   ===========            ===========
    Income Taxes                                                   $   299,500            $   120,000
                                                                   ===========            ===========

        The accompanying notes are an integral part of these statements.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

    Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.  NET INCOME PER SHARE

    Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,015,536 and 3,969,040 for the quarters ended November 30, 1998 and 1997, respectively, and 4,009,103 and 3,952,326 for the nine months ended November 30, 1998 and 1997, respectively.

    Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,050,893 and 4,192,019 for the quarters ended November 30, 1998 and 1997, respectively, and 4,087,188 and 4,106,013 for the nine months ended November 30, 1998 and 1997, respectively.

    Because of the net loss for the nine months ended November 30, 1998, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

Investment Securities Held-To-Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of investment securities are summarized as follows:

                                                       Gross             Gross           Estimated
                                                    Unrealized        Unrealized           Fair
                                Amortized Cost         Gain             Losses             Value
                                --------------    --------------    --------------    --------------
November 30, 1998
  U.S. Government securities              $0                $0                $0                $0

November 30, 1997
  U.S. Government securities      $1,500,396            $2,424                $0        $1,502,820


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

7.  TREASURY STOCK REPURCHASE

    Subsequent to November 30, 1998 and as of January 11, 1999, the Company purchased an additional 10,000 shares of its common stock at a total cost of $26,585.

                            BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Prospective investors are cautioned that the statements in this Quarterly Report on Form 10Q-SB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10Q-SB and from time to time in the Company's filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

    As of November 30, 1998 the Company had working capital of $10,234,301 including $6,049,430 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

    For the nine months ended November 30, 1998, cash flow increased by $2,425,062 and net cash flow from operations increased by $1,163,609. The net loss for the nine months ended November 30, 1998 decreased net cash flow from operating activities by $100,732 compared to net income of $794,097 for the nine months ended November 30,1997 that increased net cash flow from operating activities. In the nine months ended November 30, 1998, marketable securities of $1,500,099 matured and provided net cash flow from investing activities.

RESULTS OF OPERATIONS

    Net sales for the three month period ended November 30, 1998 (the "1998 three months") decreased by 4% to $4,380,800 from $4,549,481 in the three month period ended November 30, 1997 (the "1997 three months."), while net sales for the nine month period ended November 30, 1998 (the "1998 nine months") decreased by 6% to $12,449,281 compared to $13,304,511 in the nine month period ended November 30, 1997 (the "1997 nine months.") Domestic sales decreased slightly by less than 1% to $3,674,202 and $10,509,498 for the 1998 three and nine months, respectively, compared to $3,678,529 and $10,590,092 for the 1997 three and nine months, respectively. Foreign sales of $706,598 and $1,939,783 contributed 16% of net sales for both the 1998 three and nine months, respectively, a decrease of 19% and 29% from $870,952 and $2,714,419 for 1997 three and nine months, respectively while a decrease of 33% from $1,843,467 for the 1997 six months. Foreign sales in the 1998 nine months were negatively impacted by the continued Far Eastern and South American monetary crisis. The Company's overall decrease in net sales for the 1999 nine months was the result of lower unit sales of the Ceegraph and Sleep product lines which were only partially offset by increases in AuDX sales.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


     Cost of sales decreased to $1,357,619 and $3,949,753 for the 1998 three and nine months, respectively, compared to $1,390,959 and $4,258,481 for the 1997 three and nine months, respectively. Cost of sales as a percentage of net sales remained at 31% and 32% for both the 1998 and 1997 three and nine months, respectively. The Company attributes the stability in its 1998 and 1997 profit margins to similar product mixes and increased efficiencies in its' manufacturing processes.

    Selling, general and administrative expenses increased by 9% and 6% to $2,259,874 and $6,582,739 during the 1998 three and nine months, respectively, compared to $2,066,456 and $6,193,026 for the 1997 three and nine months, respectively. Selling, general and administrative expenses as a percentage of net sales, increased to 52% and 53% during the 1999 three and nine months, respectively, compared to 45% and 47% for the 1997 three and nine months. The increases in the 1998 periods reflect additional employee and travel costs, higher sales commissions, and approximately $203,000 in expenses to achieve and maintain ISO 9001 and EN46001 certification.

     Research and development costs increased by 29% and 24% to $785,339 and $2,241,061 for the 1998 three and nine months, respectively, from $608,875 and $1,809,960 for the 1997 three and nine months, respectively. As a percentage of net sales, total research and development costs increased to approximately 18% for both the 1998 three and nine months compared to 13% and 14% for the 1997 three and nine months, respectively. The increase in costs for the 1998 periods was the result of higher individual salaries, increased outside development costs, and higher consulting expenses associated with the Company's conversion of its DOS based systems to Windows 95 and Windows NT platforms.

    The Company had an operating loss of $22,032 and $324,272 for the 1998 three and nine months, respectively, compared to operating income of $483,191 and $1,043,044 for 1997 three and nine months, respectively. The decrease in operating income and the resulting loss for the 1998 three and nine months was the result of lower than expected foreign net sales coupled with both higher selling, general and administrative costs and research and development expenses.

    Net interest income increased to $174,659 for the 1998 nine months compared to $124,072 for the 1997 nine months. This increase reflects higher investment returns on marketable securities and lower interest expense on long term debt.

    The Company had income tax expense of $13,675 and a income tax benefit of $50,525 for the 1998 three and nine months compared to income tax expense of $169,700 and $375,563 for the 1997 three and nine months, respectively. The Company's income tax rate differs from the federal statutory rate of 35% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $27,544 and a net loss of $100,732, or $.01 and $(0.03) per share, for the 1998 three and nine months, respectively, compared to net income of $360,639 and $794,097, or $0.09 and $0.19, per share for the 1997 three and nine months, respectively. The Company attributes the lower earnings in the 1998 periods to continued lower foreign net sales and higher selling, general and administrative and research and development costs.

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


YEAR 2000 ISSUE

    The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with Year 2000 and beyond) affects virtually all companies and organizations. The Company recognizes that information systems are integral to its operations. As all of the Company's software is either developed internally or acquired from third party vendors to be included in the Company's product line for subsequent sale, the Company's efforts to limit problems associated with Year 2000 software failures are focused on investigating, testing and ensuring that all such software is Year 2000 compliant. As a result of these efforts, the Company believes that the Year 2000 issue will not pose significant internal problems for the Company's business. The Company is also communicating with its suppliers, financial institutions and third-party payors to determine their plans to limit problems associated with the Year 2000 issue problems. The Company does not anticipate that there will be a material cost associated with addressing its potential exposure to Year 2000 problems. Despite these efforts, the Year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third-party vendors and payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a) Exhibits

     27.  Financial Data Schedule
--------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1998

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB


Signatures



                                   Signatures

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date: January 13, 1999        By: /S/ GABRIEL RAVIV
                                        --------------------------
                                        Gabriel Raviv, President


      Date: January 13, 1999        By: /S/ JAMES M. SMEARMAN
                                        --------------------------
                                        James M. Smearman,
                                        Controller

                             BIO-LOGIC SYSTEMS CORP.
                                   FORM 10Q-SB



                                   Signatures


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date:  January 13, 1999       By:
                                        --------------------------
                                        Gabriel Raviv, President


      Date:  January 13, 1999       By:
                                        --------------------------
                                        James M. Smearman,
                                        Controller