Form 10KSB40
period 1999-02-28
BIO LOGIC SYSTEMS CORP
filed 1999-05-28
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                          Commission File No. 0-12240


                            BIO-LOGIC SYSTEMS CORP.
             ----------------------------------------------------
                (Name of Small Business Issuer in its charter)

          Delaware                                              36-3025678
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Bio-logic Plaza, Mundelein, Illinois                          60060-3700
----------------------------------------                          ----------
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

                         Common Stock, $.01 par value
          ----------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [_]

     Check here if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $17,418,286.

     As of May 24, 1999 the issuer had 4,034,934 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 24, 1999 was approximately $13.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


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

Item 11.            Security Ownership
                    of Certain Beneficial
                    Owners and Management

Item 12.            Certain Relationships
                    and Related Transactions



                                    PART I
                                    ------


Item 1.  Business
         --------

     (a) General Development of Business
         -------------------------------

          Bio-logic/R/ Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include digital electroencephalography, for routine and long-term monitoring, evoked response testing, otoacoustic emissions testing, computerized electromyography, polysomnography, topographic brain mapping, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as neurology, otolaryngology, audiology, anesthesiology, pulmonology, and psychiatry to aid in diagnosis of certain neurological, sensory, and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

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

     (b) Financial Information About Industry Segments
         ---------------------------------------------

          The Company operates in one business segment: the design, development, assembly and marketing of computerized medical electro-diagnostic systems for use in the health care field.

     (c) Narrative Description of Business
         ---------------------------------

          Bio-logic designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include computerized electroencephalography, for routine and long-term monitoring, topographic brain mapping, evoked response testing, otoacoustic emissions testing, polysomnography and computerized electromyography. These tests are typically used by medical practitioners specializing in fields such as neurology, psychiatry, audiology, otolaryngology, anesthesiology and psychology to aid in diagnosis of certain neurological, psychiatric, sleep and sensory disorders, psychological and learning disorders, brain disorders and tumors.

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

-----------------------------------

     *         A trademark of International Business Machines Corp.

          The majority of the Company's systems perform tests by means of computer programs which are controlled by flexible software. The monitor screen displays a menu of instructions prompting the operator to input information, test parameters or specific hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. The Company's systems can be expanded beyond the main system to include remote monitors or "universal review stations." Data can be collected on the main system and analyzed on universal review stations placed in convenient locations. Because the Company's system is compatible with the IBM PC, the user's IBM compatible computer can be converted into a universal reader for Bio-logic products, and a variety of commercially available programs, such as word processing and database management, can be used.

          Bio-logic has incorporated remote communications capabilities in its product lines through both modem communications and computer networks. These new information capabilities provide (a) the ability to view in real time tests being conducted on a remote system, which is particularly useful for consultation during monitoring in the operating room in connection with tests performed at alternate sites outside the hospital; (b) electronic transfer of test results, reports and patient information among different systems; (c) review and analysis of records stored in a remote location; and (d) sharing of archiving media (such as DVD) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of operations and minimize duplication of equipment by customers of the Company's systems.

          More recently developed products take advantage of computer component miniaturization which allows compact devices for ambulatory testings. These tests can then be reviewed on a reader station.

          The Company's systems are sold to hospitals, universities, private clinics and physicians to test and monitor patients as well as conduct research. Bio-logic has a continuing program to develop new applications of electro-diagnostic testing.


Computerized Electroencephalograph (EEG)
----------------------------------------

          The Company's Ceegraph(TM) line of computerized EEG systems records, displays, stores, and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph stores the information in digital form and displays it on a color monitor. This allows the user added flexibility in display and analysis capabilities. Furthermore, digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data thereby significantly reducing paper supply and storage expenses.

          The Ceegraph line includes a series of several products ranging from a software license which the customer adds to his own IBM-compatible computer to create a digital EEG review system, to a portable EEG system, an ambulatory monitor, and/or an advanced laboratory system with multiple capabilities for EEG, long-term epilepsy monitoring, quantitative EEG analysis, and other neurological applications. The Ceegraph line also includes a Universal ReaderO which permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $30,000 to $80,000 depending upon the model.

          A digital video option allows synchronized video recording of a patient during EEG acquisition. Computerized control provides synchronous recording of EEG and video for long-term epilepsy monitoring and other applications.

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

Quantitative EEG
----------------

          The Company offers a series of products for advanced analysis of EEG and evoked potentials, including (i) topographic brain mapping, which is used, among other things, to evaluate the effects of drug treatments, psychiatric and other behavioral disorders and field distribution of epileptic spikes and seizures, (ii) dipole source localization, which is used in modeling and characterizing the intracranial source of brain electrical activity and as an aid in noninvasive evaluation of epilepsy, and (iii) compressed spectral array, a quantitative analysis of EEG spectra, which is used in intensive care and operating room monitoring. These products are priced from approximately $25,000 to $90,000 depending upon the model.

Distortion Product Otoacoustic Emissions Testing
------------------------------------------------

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

          In fiscal 1999, the Company continued to enhance the functionality of the AuDX(R) system, a battery-operated, hand-held device designed to detect hearing impairment. The Company is actively marketing AuDX to hospitals for universal newborn hearing screening, pediatricians, family practitioners and schools. The selling price for the Bio-logic DPOAE systems range from $4,000 to $15,000.

Evoked Response Testing
-----------------------

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

Intraoperative Monitoring
-------------------------

          The Company's Explorer(TM) is used to reduce the risk of iatrogenic injury to the brain, spinal cord, peripheral and cranial nerves during surgery. Intraoperative monitoring (IOM) employs many specialized neurodiagnostic tests including: auditory, somatosensory, and visual EP's; neurogenic and myogenic motor EP's; EMG; EEG and quantitative EEG. Many recent improvements have been made to the product to further increase utility in the operating room environment and to reduce the workload of personnel performing monitoring. The approximate selling price of the Explorer intraoperative monitoring systems range from $30,000 to $70,000 depending upon the requested configuration.

Computerized Polysomnography
----------------------------

          Sleepscan II is a Windows based system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia, and narcolepsy. Other specialities analyze sleep patterns to study mental disorders like depression, sexual dysfunction, and more.

          A routine sleep study entails whole-night recordings of brain electrical activity, muscle movement, air flow, respiratory effort, oxygen levels and EKG. These recordings result in over 1,000 pages of paper traces which have to be reviewed, analyzed, scored by a specialist, and summarized in a report. This process is costly and time consuming.

          Sleepscan II stores all the information digitally on magnetic and optical media. A high resolution fast display offers an alternative to costly and bulky paper. This flexible system enables the user to specify rules to be used during analysis. This analysis can rapidly be performed by the computer, and the results are summarized graphically and incorporated in a detailed report which is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan offers savings in time and the cost of paper and paper storage. Sleepscan is interfaced with a Ceegraph EEG System, and is priced from approximately $25,000 to $60,000 depending on the model.

          The Airflow Pressure Transducer is a alternative to the current airflow monitoring devices which use temperature to produce change as an indicator. It detects airflow by pressure changes so it can detect shallow breathing where temperature related transducers remain substantially unchanged. This method is documented to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

          The Company also offers a portable Sleepscan Express system with 40-channel recording capability and built-in oximeter. Whereas other portable sleep analysis systems provide only summary analysis and fewer channels, the Sleepscan Express is the first truly portable sleep system with full data disclosure of up to 40 channels. Records can be analyzed on other desktop Sleepscan systems.

          The Traveler(R), introduced in spring of 1997, is a solid-state, battery operated ambulatory recorder for sleep and epilepsy monitoring. It records continuous information on 8, 19, or 27 channels for sleep and 16, 18, or 24 channels for EEG applications. The data, which is saved on a PCMCIA removable miniature hard disk for easy access, can be immediately reviewed and analyzed by the Sleepscan II or Ceegraph analysis program.


Product Development
-------------------

          Bio-logic's development activities consist primarily of developing new products and adding new features to and enhancing the capabilities of the existing products. Refinements to the Company's systems are also developed in response to users' suggestions. During fiscal 1999 and 1998, Bio-logic expended $2,854,105, and $2,416,774, respectively, for research and development.


          Developments in digital EEG include the Ceegraph IV, a Windows-based digital EEG system; Ceegraph Express, a portable EEG system, a synchronized digital video option for short and long-term EEG monitoring; spike/seizure detection for the epilepsy monitoring market and the Traveler, an EEG/Sleep ambulatory system.

          Developments for the sleep market include the Sleepscan II, a system for computerized polysomnography and the Sleepscan Express, a portable system with full data disclosure. Additional improvements were added to the Explorer, an EP/EMG system for measuring neuromuscular function.

          The Company is continuing the development of Distortion Product Otoacoustic Emission (DPOAE) systems for the Audiology market including the AuDX, a portable hand-held device ideal for universal newborn hearing screening. Finally, the company is in the initial stages of developing an automated auditory brainstem evoked response system that will expand the line of products for newborn hearing screening.

          The latest developments in Ceegraph have greatly enhanced the systems capabilities. The entry level Ceegraph IV is the first Windows based digital EEG system that expands to integrate all EEG needs - routine tests, long-term epilepsy monitoring and ambulatory recording. The Ceegraph XL is a system for short and long-term epilepsy monitoring with up to 128 acquisition channels. The new digital video option provides synchronized EEG/video recordings with the video record saved digitally on disk. Random access to selected EEG events and corresponding video is accomplished instantly. A quick-tilt(TM) (patent-pending) electrode headbox used for surface and intracranial recordings reduced the labor involved in managing electrode labeling and placement during long-term epilepsy monitoring sessions. A powerful MS/Office compatible system for record management and report generation was incorporated into all Windows applications. Finally, numerous software enhancements were introduced to increase efficiency and ease of use, save time, and minimize operator error.

          The Company is continuing to port all products to the Windows based operating system. This transition is concurrent with continuous improvements of existing products. The migration to the new operating system is designed to give existing customers an upgrade path and maximize the use and life of their existing systems.

          In fiscal 1999, the Company achieved certification to ISO 9001 and EN46001. These standards are designed to define and strengthen the company's quality system to improve quality and increase efficiency. Additional compliance with the European Medical Device Directive allowed Bio-logic to place the CE mark on products, as required after June 14, 1998, for sale of products to the European market. TUV Rheinland was contracted as the Company's Notified Body and Registrar and issued the relevant certifications.

          The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

          The Company is a party to a number of other research and development agreements under which, as of February 28, 1999, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1999, the Company has paid royalties of $1,202,518 under such agreements.

Sales and Marketing
-------------------

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

Foreign Sales
-------------

          During fiscal 1999, export sales decreased to $2,333,483, or approximately 13% of net sales, compared to $3,924,059, or approximately 22% of net sales, in fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for sales of some of its systems to foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations in the Far East and South America have adversely affected the Company's foreign business. Also, in fourth quarter of fiscal 1999, some international orders that were accepted and scheduled for shipment were delayed until the first quarter fiscal 2000, due to logistical and scheduling concerns.

Customer Training, Support and Maintenance
------------------------------------------

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

Assembly, System Hardware and Sources of Supply
-----------------------------------------------

          The Company assembles its systems by integrating microcomputers, monitors and printers and certain standard components manufactured by other manufacturers, with peripherals and other hardware including circuit boards and certain electronic components manufactured by Bio-logic and software packages which it has developed. The Company's systems are composed of IBM PC compatible microcomputers, appropriate printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers. Finally, the Company performs quality control and testing procedures on all systems prior to delivery.

Patents and Trademarks
----------------------

          The Company currently owns six patents covering certain aspects of its brain mapping system and other technology developed by the Company, including the most recent patent related to the SmartPack. In fiscal 1999, the Company continued to expand its' intellectual property by applying for two additional patents. These applications are currently under review by the U.S. Patent office. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, AuDX Scout, Navigator and Traveler. The Company has developed a number of unpublished computer software programs which are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

Competition
-----------

          The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, Telefactor Corporation, NCI, Inc., Nihon-Kohden Corporation, Oxford Instruments, Medical Graphics Corporation, Mallinckrodt, Inc., and Cadwell Laboratories, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of its integrated system. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.


Government Regulation
---------------------

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

Employees
---------

          As of February 28, 1999, the Company employed 103 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel.

None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers
------------------

     The executive officers of the Company are as follows:



     Name                              Age             Position
     ---                               ---             --------

     Gabriel Raviv, Ph.D.              48           President, Chief
                                                    Executive Officer,
                                                    Director

     Thomas S. Lacy                    56           Vice
                                                    President-Marketing
                                                    and Sales

          Gabriel Raviv has been a Director of the Company since the Company commenced operations in March 1979. He was Vice President of the Company from March 1979 until February 1981, when he became President and Chief Executive Officer. He is a Adjunct Professor at Northwestern University. From October 1975 until January 1981, Dr. Raviv was the director of the Clinical Research Instrumentation Laboratory at Evanston Hospital (an affiliate of Northwestern University). Dr. Raviv received his M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from Northwestern University.

          Thomas Lacy has been Vice President-Marketing and Sales of the Company since January 1994. Prior thereto he was Vice President-International of Packard Instrument Corporation from July 1992 until July 1993 and Vice President-General Manager of Packard Instrument Company from September 1988 until July 1992.

Item 2.  Properties
         ----------

          The Company's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The building and property are owned by the Company, subject to Industrial Development Bond financing with a remaining principal balance of approximately $438,000. As collateral for the Bond, the Company granted the municipality a mortgage on the property.

          The Company also leases two offices overseas, both of which are occupied pursuant to a lease providing for an annual rental of approximately $14,900 and $35,500, respectively, subject to annual increases.

Item 3.  Legal Proceedings
         -----------------

          The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          Not Applicable.

                                 PART II
                                 -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

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


                                          High             Low
                                       Sales Price     Sales Price
                                       -----------     -----------
Fiscal Year Ended February 28, 1999
-----------------------------------

                       1st Quarter      $5 17/25         $4 2/5
                       2nd Quarter         5 000          2 7/8
                       3rd Quarter         3 4/5          2 1/2
                       4th Quarter         4 1/4          2 1/2

Fiscal Year Ended February 28, 1998
-------------------------------------

                       1st Quarter      $  3 7/8         $2 7/8
                       2nd Quarter         6 5/8          2 7/8
                       3rd Quarter         9 3/4          4 5/8
                       4th Quarter       5 18/25          3 7/8

          (b)  Approximate Number of Equity Security Holders
               ---------------------------------------------

               As of May 24, 1999, there were approximately 223 record holders of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

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

Item 6.   Selected Financial Data
          -----------------------

          The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-KSB along with said financial statements.

                                               Fiscal Year Ended Last Day of February,
                               ------------------------------------------------------------------------

                                      1999           1998           1997           1996           1995
                                      ----           ----           ----           ----           ----
Net sales                      $17,418,286    $18,018,689    $14,856,955    $14,602,000    $12,072,674

Operating income                    99,370      1,551,114        811,712      1,204,459        787,150

Net income (1)                     289,140      1,148,436        683,845        892,091        740,412

Net income per share (2)(3)           0.07           0.28           0.17           0.21           0.18

Working capital                 10,592,510     10,236,421      7,645,040      9,428,915      6,925,542

Total assets                    16,038,207     15,801,237     13,924,402     14,379,986     13,499,684

Long-term debt                     294,618        427,174        562,879        689,877        808,726

Total liabilities                3,332,874      3,366,444      2,725,000      2,982,675      3,130,431

Shareholders' equity            12,705,333     12,434,793     11,199,402     11,397,311     10,369,253

Shares outstanding (2)(3)        4,095,939      4,117,334      4,140,216      4,329,445      4,220,040

--------------------

(1) Includes net interest income of $227,033, $173,505, $170,864, $114,412, and
    $137,972 in fiscal 1999, 1998, 1997, 1996 and 1995, respectively.

     (2) Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

     (3) On February 28, 1998, The Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS 128.) All current and prior years earnings per share data have been restated to conform to the provisions of SFAS 128.

Item 7.  Managements' Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------



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


Results of Operations
---------------------


     Fiscal 1999 Compared To Fiscal 1998
     -----------------------------------

     Net sales for fiscal 1999 were $17,418,286, a 3% decrease from net sales of $18,018,689 during fiscal 1998. Domestic sales in fiscal 1999 increased by 7% to $15,084,803 from $14,094,630 in fiscal 1998. Foreign sales in fiscal 1999 decreased by 41% to $2,333,483 compared to $3,924,059 for fiscal 1998. As a percentage of net sales, domestic and foreign sales for fiscal 1999 were 87% and 13%, respectively, compared to 78% and 22% for fiscal 1998, respectively.

     The decrease in net sales internationally was caused by a combination of currency fluctuations and political unrest that affected many of our Asian and South American customers. In addition, international orders in the fourth quarter of 1999 were delayed and not shipped until the 1st quarter 2000 due to the longer than expected release of our upgraded software packages. System sales of the Ceegraph and Sleep product lines were slower overall due to some customers desires to hold off ordering and accepting delivery until the Windows-based versions were completed. In contrast, the introduction in the fourth quarter of fiscal 1999 of our 64/128 channel Ceegraph XL, the most advanced monitoring system for epilepsy, helped increase sales domestically by generating larger orders that spanned virtually our whole product line. Finally, continued growth in net sales of the AuDX system domestically during fiscal 1999 partially offset lower net sales internationally.

     Cost of equipment sold decreased to $5,633,758 during fiscal 1999 compared to $5,703,652 for fiscal 1998, and as a percentage of net sales remained at approximately 32% for both fiscal 1999 and 1998. This slight decrease in cost of equipment sold was the result of slightly lower net sales.

     Selling, general and administrative expenses increased by approximately 6% to $8,831,053 during fiscal 1999 compared to $8,347,149 for fiscal 1998, and as a percentage of net sales increased to 51% for fiscal 1999 compared to 46% for fiscal 1998. Selling, general and administrative expenses for fiscal 1999 were higher primarily due to increased administrative cost associated with ISO-9000 certification, higher sales expenses related to increases in the number of sales related positions, and increased dealer sales commissions.

     Research and development expenses increased by approximately 18% to $2,854,105 during fiscal 1999 in contrast to $2,416,774 for fiscal 1998, and as a percentage of net sales, increased to 16% for fiscal 1999 compared to 13% for fiscal 1998. The increase in research and development costs were mainly due to higher individual salaries, increases in outside consulting, plus the Company's overall efforts to convert all DOS based systems to Window based platforms.

     For fiscal 1999, the Company had operating income of $99,370 compared to operating income of $1,551,114 for fiscal 1998. The decrease in operating income for fiscal 1999 was due to lower international net sales, higher selling, general and administrative costs plus higher research and development expenses.

     The Company had net interest income of $227,033 for fiscal 1999 compared to $173,505 for fiscal 1998. The increase of net interest income is primarily due to higher interest income earned on the Company's money market accounts and lower interest expense on short and long term debt.

     The provision for income taxes during fiscal 1999 was approximately 10% of income before taxes, compared to 33% of income before taxes in fiscal 1998. The tax provision as a percentage of net income in fiscal 1999 was lower due to differences in foreign income and its' corresponding tax rates.

     The Company had net income of $289,140 or $.07 per diluted share for fiscal 1999 compared to $1,148,436 or $.28 per diluted share for fiscal 1998. The decrease in net income was the result of lower gross profit and higher operating expenses offset by other income and provisions for income taxes.



Liquidity And Capital Resources
-------------------------------

     As of February 28, 1999, the Company had working capital of $10,592,510; including $5,957,112 of cash and cash equivalents and $3,359,291 of accounts receivable. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 1999 was $1,129,588. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit will bear interest at the bank's prime rate.

     Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000.

Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The outstanding principal amount of the Bond was approximately $438,000 at February 28, 1999.

     The Company is a party to a number of research and development agreements under which, at February 28, 1999, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 1999, the Company has paid royalties of $1,202,518 under such agreements.

     At February 28, 1999, the Company had no material capital commitments. During fiscal 1999, the Company purchased 31,800 shares of the its' common stock at an aggregate cost of $88,920.


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

     SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders' equity other than those resulting from investments by and distributions to owners. The functional currency for the Company's international operations is the U.S. dollar.

     SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electrodiagnostic systems for use in the health care field.



Year 2000 Compliance
--------------------

     As a manufacturer of computer based electro-diagnostic medical equipment, the Company must determine if software and hardware problems will occur when the year 2000 arrives. During fiscal 1999 and into fiscal 2000, the Company's engineers and product specialists have tested and will continue to test the Company's product line under the year 2000 scenario. As of May 1999, our testing has not revealed any potential problems with year 2000 compliance. The Company believes that the cost associated with year 2000 compliance will be insignificant to the overall operations of the business.





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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

                                 PART III
                                 --------



          The information called for by Items 9, 10, 11 and 12 of Part III has been omitted and will be included in the Registrant's proxy statement which will be filed not later than 120 days after the close of its fiscal year.

                                    PART IV
                                    -------

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

       23.1      Consent of Independent Auditors


(b)  Reports on Form 8-K
     -------------------

     During the three months ended February 28, 1999, no reports on Form 8-K were filed by the Company.

-------------


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

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                     Page
                                                                     ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............     F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets, February 28, 1999 and 1998.......     F-3

   Consolidated Statements of Earnings for the Years Ended
      February 28, 1999 and 1998.................................     F-4

   Consolidated Statement of Shareholders' Equity for the Years
      Ended February 28, 1999 and 1998...........................     F-5

   Consolidated Statements of Cash Flows for the Years Ended
      February 28, 1999 and 1998.................................     F-6

   Notes to Consolidated Financial Statements....................     F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Bio-logic Systems Corp.:


We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                              GRANT THORNTON LLP
Chicago, IL
April 23, 1999

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1999 AND 1998

ASSETS                                                                 1999            1998
                                                                    -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 5,957,112     $ 3,624,368
  Marketable securities                                                      --       1,500,099
  Accounts receivable, less allowance for doubtful accounts
    of $249,322 in 1999 and $219,320 in 1998                          3,359,291       4,023,324
  Inventories                                                         3,533,408       3,277,811
  Prepaid expenses                                                      236,865         144,852
  Deferred income taxes                                                 299,195         311,689
                                                                    -----------     -----------

           Total current assets                                      13,385,871      12,882,143

PROPERTY, PLANT AND EQUIPMENT - Net                                   1,906,057       2,000,342

OTHER ASSETS                                                            746,279         918,752
                                                                    -----------     -----------

TOTAL ASSETS                                                        $16,038,207     $15,801,237
                                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt                              $   143,467     $   135,005
  Accounts payable                                                      599,228         493,813
  Accrued salaries and payroll taxes                                    876,770         699,671
  Accrued interest and other expenses                                   619,023         355,163
  Accrued income taxes                                                  354,735         601,835
  Deferred revenue                                                      200,138         360,235
                                                                    -----------     -----------

           Total current liabilities                                  2,793,361       2,645,722

LONG-TERM DEBT -- Less current maturities                               294,618         427,174

DEFERRED INCOME TAXES                                                   244,895         293,548
                                                                    -----------     -----------

           Total liabilities                                          3,332,874       3,366,444
                                                                    -----------     -----------

COMMITMENTS                                                                  --              --

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
    issued and outstanding; issued 4,034,734 and outstanding
    4,002,934 shares in 1999 and 3,983,104 in 1998                       40,347          39,831
  Additional paid-in capital                                          4,754,981       4,685,177
  Retained earnings                                                   7,998,925       7,709,785
                                                                    -----------     -----------

                                                                     12,794,253      12,434,793

  Less treasury stock, at cost:  31,800 shares in fiscal 1999            88,920              --
                                                                    -----------     -----------

           Total Shareholders' equity                                12,705,333      12,434,793
                                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $16,038,207     $15,801,237
                                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                             1999              1998
                                          -----------      -----------
NET SALES                                 $17,418,286      $18,018,689

COST OF SALES                               5,633,758        5,703,652
                                          -----------      -----------

      Gross profit                         11,784,528       12,315,037

OPERATING EXPENSES:
  Selling, general, and administrative      8,831,053        8,347,149
  Research and development                  2,854,105        2,416,774
                                          -----------      -----------

       Total operating expenses            11,685,158       10,763,923
                                          -----------      -----------

OPERATING INCOME                               99,370        1,551,114

OTHER INCOME (EXPENSE):
  Interest income                             258,558          219,285
  Interest expense                            (31,525)         (45,780)
  Miscellaneous                                (3,704)            (633)
                                          -----------      -----------

TOTAL OTHER INCOME                            223,329          172,872
                                          -----------      -----------

INCOME BEFORE INCOME TAXES                    322,699        1,723,986

PROVISION FOR INCOME TAXES                     33,559          575,550
                                          -----------      -----------

NET INCOME                                $   289,140      $ 1,148,436
                                          ===========      ===========

NET INCOME PER SHARE:
Basic                                           $0.07            $0.29
                                          ===========      ===========

Diluted                                         $0.07            $0.28
                                          ===========      ===========

AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                       4,008,201        3,959,864
                                          ===========      ===========

Diluted                                     4,095,939        4,117,334
                                          ===========      ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 1998 AND 1999

                                              Capital Stock
                                           -------------------     Additional
                                           Number of                Paid-in      Retained    Treasury
                                            Shares      Amount      Capital      Earnings      Stock        Total
                                           ---------    ------      -------      --------    --------       -----
BALANCE, March 1, 1997                     3,943,209   $  42,295   $5,478,464   $6,561,349    (882,706)  $11,199,402
  Retirement of treasury stock                            (2,863)    (879,843)                 882,706           --
  Exercise of stock options                   39,895         399       86,556                                 86,955
  Net income                                                                     1,148,436                 1,148,436
                                           ---------   ---------   ----------   ----------   ----------  -----------
BALANCE, FEBRUARY 28, 1998                 3,983,104      39,831    4,685,177    7,709,785           0    12,434,793
  Purchase of treasury stock                                                                   (88,920)      (88,920)
  Exercise of stock options                   51,630         516       69,804                                 70,320
  Net income                                                                       289,140                   289,140
                                           ---------   ---------   ----------   ----------   ----------  -----------
BALANCE, FEBRUARY 28, 1999                 4,034,734   $  40,347   $4,754,981   $7,998,925   $ (88,920)  $12,705,333
                                           =========   =========   ==========   ==========   ==========  ===========

The accompanying notes are an integral part of this statement.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                                                                         1999         1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  289,140   $1,148,436
  Adjustments to reconcile net income to net
    cash flows from operating activities:
  Depreciation and amortization                                                       421,007      390,590
  Provision for bad debts                                                              30,002       66,971
  Provision for inventory valuation                                                     2,567       25,072
  Deferred income tax provision                                                       (36,159)     (94,500)
  (Increases) decreases in assets:
    Accounts receivable                                                               634,031     (506,622)
    Inventories                                                                      (258,164)    (247,454)
    Prepaid expenses                                                                  (92,013)      (2,924)
  Increases (decreases) in liabilities:
    Accounts payable                                                                  105,415        9,490
    Accrued liabilities and deferred revenue                                          280,862      250,943
    Accrued income taxes                                                             (247,100)     552,904
                                                                                   ----------   ----------

           Net cash flows provided by operating
            activities                                                              1,129,588    1,592,906

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (121,430)    (348,332)
  Other assets                                                                        (32,819)      (7,000)
  Proceeds from maturities of investments                                           1,500,099    1,292,572
                                                                                   ----------   ----------
          Net cash flows provided by investing activities                           1,345,850      937,240

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                              70,320       86,955
  Purchase of treasury stock                                                          (88,920)       -----
  Payments on long-term debt                                                         (124,094)    (127,043)
                                                                                   ----------   ----------
           Net cash flows (used in) financing activities                             (142,694)     (40,088)
                                                                                   ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                               2,332,744    2,490,058

CASH AND CASH EQUIVALENTS - Beginning of year                                       3,624,368    1,134,310
                                                                                   ----------   ----------
CASH AND CASH EQUIVALENTS - End of year                                            $5,957,112   $3,624,368
                                                                                   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                                       $   31,525   $   42,840
                                                                                   ==========   ==========
    Income taxes                                                                   $  312,500   $  120,834
                                                                                   ==========   ==========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1999 AND 1998

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

     Revenue Recognition - The Company recognizes revenue at the date products are shipped or at the date services are completed.

     Revenue Recognition for Research and Development Contracts - Revenue from research and development contracts is recognized as related costs are incurred.

     Income Taxes - Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

     Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $1,722,000 and $1,418,000 as of February 28, 1999 and 1998, respectively.

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

     Fair Value of Financial Instruments - The Company's financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates fair value based on quoted prices of similar issuances at the reporting date.

     Earnings per Share - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of December 31, 1997. This statement established new standards for computing and disclosing earnings per share. In accordance with SFAS No. 128, all earnings per share amounts for prior periods have been restated to conform with the new standard.


     Comprehensive Income - SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders' equity other than those resulting from investments by and distributions to owners. The functional currency for the Company's international operations is the U.S. dollar.

     Segment Information - SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electrodiagnostic systems for use in the health care field.

3.   MARKETABLE SECURITIES

     The Company's entire portfolio of debt securities has been classified as held-to-maturity and is stated at cost, with premiums amortized and discounts accreted using the simple-interest method

     The amortized cost, unrealized gains, unrealized losses and estimated fair values of investments securities held-to-maturity are summarized as follows:

                                     Gross            Gross        Estimated
                                   Amortized       Unrealized     Unrealized         Fair
                                      Cost            Gains         Losses           Value
                                   ----------      ----------     ----------       ----------
 February 28, 1999
 -----------------

 US Government
 securities                        $        0      $        0     $        0       $        0
                                   ==========      ==========     ==========       ==========

 February 28, 1998
 -----------------

 US Government
 securities                        $1,500,099      $      846     $        0       $1,500,945
                                   ==========      ==========     ==========       ==========


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprise the following at February 28, 1999 and February 28, 1998:

                                                                                Estimated
                                                                               Useful Lives
                                                          1999        1998      (in Years)
                                                          ----        ----     ------------
     Land                                              $  676,534  $  676,534
     Building                                           1,117,907   1,117,907       40
     Test and shop equipment                            1,150,117   1,105,103        5
     Booths and exhibits                                  101,531     101,531        5
     Office furniture and equipment                     1,613,346   1,564,053        7
     Transportation equipment                             129,824     123,799        3
     Building improvements                                121,651     121,651       15
                                                       ----------  ----------

     Total                                              4,910,910   4,810,578
     Less accumulated depreciation                      3,004,853   2,810,236
                                                       -----------  ---------

     Property, plant and equipment - net               $1,906,057  $2,000,342
                                                       ==========  ==========


     Depreciation expense amounted to $215,715 and $175,849 for 1999 and 1998, respectively.


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

     Unamortized research and development costs amounted to $371,534 and $547,982 at February 28, 1999 and February 28, 1998, respectively. Amortization expense amounted to $178,449 and $182,985 in 1999 and 1998 respectively.

6.   OPERATING LEASES

     The Company leases office and assembly facilities under long-term operating leases expiring from 2001 to 2009. Total rental expense amounted to $55,696 and $60,013 for 1999 and 1998, respectively.

     Future minimum annual rental commitments under these leases for the years ending after February 28, 1999 are as follows:

                2000                          50,387
                2001                          47,430
                2002                          14,903
                2003                          14,903
                2004                          14,903
                Thereafter                    74,516

7.   LONG-TERM DEBT

     Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. The interest rate on the Bond (6.8%) is 80 percent of the prime rate (8.50 percent at February 28, 1999). The office building and land are pledged as collateral for the Bond.

     The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 1999 or February 28, 1998.

     Under the terms of the Bond agreement and the line of credit, the Company is to maintain average available non-interest-bearing deposits in amounts not less than 10 percent of the unpaid balance of the Bond at the bank which purchased the Bond. The Company is also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricts the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond.

     Annual maturities of the Bond are as follows:

                2000                          $143,467
                2001                           154,988
                2002                           139,630
                                              --------
                                              $438,085
                                              ========

8.   INCOME TAXES

     The provision for income taxes is as follows:


                                                   1999             1998
                                                 --------         --------
               Current:
                Federal                          $ 37,850         $527,650
                State                              (6,750)         109,600
                Foreign                            38,618           32,800
                                                 --------         --------

                Total current                      69,718          670,050
               Deferred                           (36,159)         (94,500)
                                                 --------         --------

               Total                             $ 33,559         $575,550
                                                 ========         ========

     The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                               1999        1998
                                                               ----        ----
     U.S. Federal statutory rate                               35.0%       35.0%
     Difference in foreign tax rate                           (24.8)       (4.7)
     Foreign Sales Corporation (FSC) operations                (3.2)        (.9)
     State income taxes, net of Federal income tax benefit     (2.7)        3.5
     Other                                                      6.0         0.5
                                                              -----       -----
     Effective income tax rate                                 10.3%       33.4%
                                                              =====       =====

     Deferred tax assets and liabilities as of February 28, 1999 and 1998 consist of the following:

                                                      1999           1998
                                                      ----           ----
     Deferred tax liabilities:
      Depreciation                                  $ 97,471       $ 81,715
      Research and development                       147,424        211,833
                                                    --------       --------

     Total deferred tax liabilities                  244,895        293,548
                                                    --------       --------

     Deferred tax assets:
      Accounts receivable                             99,086         84,835
      Inventory                                       93,912         91,635
      Vacation                                        23,368         18,765
      Warranty                                        82,829        116,454
                                                    --------       --------


         Total deferred tax assets                   299,195        311,689
                                                    --------       --------

         Net deferred tax (asset) liability         $(54,300)      $(18,141)
                                                    ========       ========

     The net deferred tax (asset) liability is classified in the balance sheet as follows:

                                              1999         1998
                                           -----------  -----------
     Deferred tax current asset             $(299,195)   $(311,689)
     Deferred tax long-term liability         244,895      293,548
                                            ---------    ---------

     Net deferred tax (asset) liability     $ (54,300)   $ (18,141)
                                            =========    =========

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


     The Company has adopted the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans when options are granted at fair value at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                Fiscal Year Ended    Fiscal Year Ended
                                Feb. 28, 1999          Feb. 28, 1998
                                -----------------    -----------------
     Net Income
       As Reported                   $289,140            $1,148,436
       Pro Forma                     $131,199            $1,047,273

     Net Income per share
     As Reported - Basic              $0.07                 $0.29
                 - Diluted            $0.07                 $0.28

     Pro forma   - Basic              $0.03                 $0.26
                 - Diluted            $0.03                 $0.25

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended February 28, 1999 and 1998, respectively: no dividends; expected volatility of 74% and 71%, risk free interest rates of 5.5% and 6.2% and expected life of 9.4 and 8.6 years. The weighted average exercise price of options granted during the years ended February 28, 1999 and 1998 for which the exercise price exceeds the market price on the grant date was $3.37 and $4.58, respectively, and the weighted average fair value prices were $1.93 and $2.56, respectively. The weighted average exercise price of options granted during the years ended February 28, 1999 and 1998 for which the exercise price equals the market price on the grant date was $3.65 and $3.28, respectively, and the weighted average fair value prices were $2.99 and $2.65, respectively. The weighted average exercise price of options granted during the year ended February 28, 1999 for which the exercise price is below the market price on the grant date was $2.41 and the weighted average fair price was $2.30. There were no options granted during the year ended February 28, 1998 for which the exercise price is below the market price on the grant date.

     The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 1999:


                                   Weighted Average
                                       Remaining
   Range of           Number       Contractual Life     Weighted Average
Exercise Price     Outstanding          (years)          Exercise Price
--------------     -----------     ----------------     ----------------
$1.50-$2.50           97,663             4.98                $2.06
$2.51-$4.50          242,100             6.53                 3.01
$4.51-$6.50           76,000             5.49                 4.66
                     -------
                     415,763
                     =======

                      Range of            Number        Weighted Average
                   Exercise Price      Exercisable       Exercise Price
                   --------------      -----------      ----------------
                    $1.50-$2.50           83,351              $2.01
                    $2.51-$4.50          122,744               2.91
                    $4.51-6.50            23,000               4.72
                                         -------
                                         229,095
                                         =======

Additional information with respect to the Company's plan at February 28, 1999 and 1998, are as follows:

                                  FISCAL 1999
                                  -----------


                                                        Weighted Average
                                            Shares       Exercise Price
                                            ------      ----------------
Shares Under Option:
  Outstanding at beginning of year          467,463           $2.99
  Granted                                    35,000           $3.48
  Exercised                                 (73,050)          $2.22
  Forfeited                                 (13,650)          $3.12
                                            -------
  Outstanding at end of year                415,763           $3.16
                                            =======

  Options exercisable at year-end           229,095           $2.76
                                            =======

  Weighted average fair value for
   stock options granted during 1999                          $2.79


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

10.  RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In 1986, 1989, 1991 and 1992, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000, $126,700 and $164,300 respectively, or an aggregate of $1,087,000. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sales of developed products. Royalties paid under these agreements amounted to approximately $141,000 and $138,000 in 1999 and 1998, respectively.


11.  EXPORT SALES

     Net foreign export sales are summarized as follows:

                                       1999              1998
                                    ----------        ----------
              Europe                $  957,284        $  730,483
              Far East                 951,157         2,252,682
              Other                    425,042           940,894
                                    ----------        ----------

              Total                 $2,333,483        $3,924,059
                                    ==========        ==========

     No significant sales were made by foreign subsidiaries in 1999 and 1998.


12.  EMPLOYEE BENEFIT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. Employee contributions are matched by the Company at varying rates. The Company may also make discretionary contributions to the plan. Total contributions of $129,498 and $78,339 were made by the Company in 1999 and 1998, respectively.

13.  EMPLOYMENT AGREEMENTS

     The Company has executed an employment agreement with one of its key officers. Under the terms of the agreement, which extends through May 1999, the Company is obligated to pay contractually specified amounts in the event of the key officer's termination, disability or death.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BIO-LOGIC SYSTEMS CORP.

Date:  May 13, 1999
                                    By:
                                         ------------------------
                                         Gabriel Raviv, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


---------------------------   President, Chief  Executive           May 13, 1999
Gabriel Raviv                 Officer, Director (Principal
                              Executive Officer)


---------------------------   Director                              May 13, 1999
Charles Z. Weingarten, M.D.


---------------------------   Controller                            May 13, 1999
James M. Smearman             (Principal Financial Officer)


---------------------------   Director                              May 13, 1999
Gil Raviv


---------------------------   Director                              May 13, 1999
Irving Kupferberg


---------------------------   Director                              May 13, 1999
Albert Milstein


---------------------------   Director                              May 13, 1999
Craig W. Moore

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                  Page
Number                            Description                           Number
------                            -----------                           ------
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

-----------

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