Form 10QSB
period 1999-05-31
BIO LOGIC SYSTEMS CORP
filed 1999-07-15
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securites Exchange Act of 1934

For the Quarterly period ended May 31, 1999

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the the transition period from _____ to _____

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

Issuers telephone number, including area code (847-949-5200)

(Former name, former address and former fiscal year, if changed since last report): not applicable

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                NO  ___
                              ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                        Outstanding at July 13, 1999
     Common Stock $.01 par value                       4,034,934

                 Transitional Small Business Disclosure Format

                         Yes ____              No  X
                                                  ----

                            Bio-Logic Systems Corp.
                                  Form 10-QSB


                               TABLE OF CONTENTS


Part I.  Financial Information
                                                                           Page
         Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at May 31, 1999
               and February 28, 1999                                        3

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the three months ended
               May 31, 1999 and 1998                                        4

               Condensed Consolidated Statements of Cash Flows for
               the three months ended May 31, 1999 and 1998                 5

               Notes to Condensed Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          9


Signatures

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Part 1.    Financial Information
Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                                                               May 31, 1999             Feb. 28, 1999
                                                                                     ------------             -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 5,900,183              $  5,957,112
  Accounts receivable, less allowance for doubtful accounts
    of $278,539 at May 31, 1999 and $249,322 at Feb. 28, 1999                           4,028,804                 3,359,291
  Inventories                                                                           3,813,694                 3,533,408
  Prepaid expenses                                                                         85,777                   236,865
  Deferred income taxes                                                                   299,195                   299,195
                                                                                      -----------               -----------

           Total current assets                                                        14,127,653                13,385,871

PROPERTY, PLANT AND EQUIPMENT - Net                                                     1,902,535                 1,906,057

OTHER ASSETS                                                                              691,367                   746,279
                                                                                      -----------               -----------

TOTAL ASSETS                                                                          $16,721,555               $16,038,207
                                                                                      ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt                                                $   145,865               $   143,467
  Accounts payable                                                                        594,142                   599,228
  Accrued salaries and payroll taxes                                                      869,151                   876,770
  Accrued interest and other expenses                                                     414,130                   619,023
  Accrued income taxes                                                                    565,420                   354,735
  Deferred revenue                                                                        261,563                   200,138
                                                                                      -----------               -----------

           Total current liabilities                                                    2,850,271                 2,793,361

LONG-TERM DEBT - Less current maturities                                                  257,987                   294,618

DEFERRED INCOME TAXES                                                                     244,895                   244,895
                                                                                      -----------               -----------

           Total liabilities                                                            3,353,153                 3,332,874
                                                                                      -----------               -----------

COMMITMENTS                                                                                    --                        --

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
    issued and outstanding; issued 4,034,934 and outstanding
    3,987,134 at May 31, 1999; issued 4,034,734 and
    outstanding 4,002,934 at February 28, 1999                                             40,349                    40,347
  Additional paid-in capital                                                            4,755,479                 4,754,981
  Retained earnings                                                                     8,704,554                 7,998,925
                                                                                       ----------                ----------

                                                                                       13,500,382                12,794,253
Less treasury stock, at cost:  47,800 shares at May 31, 1999
  and 31,800 shares at February 28, 1999                                                  131,980                    88,920
                                                                                      -----------               -----------

           Total Shareholders' equity                                                  13,368,402                12,705,333
                                                                                      -----------                ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $16,721,555               $16,038,207
                                                                                      ===========                ==========

The accompanying notes are an integral part of these statements.

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                 May 31,
                                                                   ----------------------------------
                                                                      1999                    1998
                                                                   ----------              ----------
NET SALES                                                          $6,278,284              $3,707,314

COST OF SALES                                                       1,996,924               1,227,154
                                                                   ----------               ---------

  Gross Profit                                                      4,281,360               2,480,160


OPERATING EXPENSES:
 Selling, general & administrative                                  2,668,385               2,114,661
 Research & development                                               683,520                 747,203
                                                                   ----------              ----------

Total operating expenses                                            3,351,905               2,861,864
                                                                   ----------              ----------


OPERATING INCOME (LOSS)                                               929,455               (381,704)

OTHER INCOME (EXPENSE):
 Interest income                                                       58,527                 64,652
 Interest expense                                                     ( 7,424)                (9,350)
 Miscellaneous                                                           (529)                  (861)
                                                                    ----------             ----------

   TOTAL OTHER INCOME                                                   50,574                 54,441
                                                                    ----------             ----------

INCOME (LOSS) BEFORE INCOME TAXES                                      980,029               (327,263)

PROVISION (BENEFIT) FOR INCOME TAXES                                   274,400               (109,300)
                                                                    ----------              ----------

NET INCOME (LOSS)                                                   $  705,629             $ (217,963)
                                                                    ==========              ==========

RETAINED EARNINGS,
BEGINNING OF PERIOD                                                  7,998,925               7,709,785
                                                                    ----------              ----------

RETAINED EARNINGS,
END OF PERIOD                                                       $8,704,554              $7,491,822
                                                                    ==========              ==========

EARNINGS (LOSS) PER SHARE:

Basic and Diluted                                                        $0.18                 $(0.05)
                                                                    ==========              ==========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Three Months Ended
                                                                              May 31,
                                                                        ------------------
                                                                        1999         1998
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $  705,629   $ (217,963)

Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
     Depreciation and amortization                                      115,046      117,937
     Provision for bad debts                                             28,800       28,800
     Provision for inventory valuation                                   78,750       77,325
     (Increases) decreases in assets:
         Accounts receivable                                           (698,313)     948,441
         Inventories                                                   (359,036)    (221,869)
         Prepaid expenses                                               151,088       22,311
     Increases (decreases) in liabilities:
         Accounts payable and overdrafts                                 (5,086)     (53,119)
         Accrued liabilities and deferred revenue                      (151,087)    (158,549)
         Accrued income taxes                                           210,685     (412,584)
                                                                     ----------   ----------

       Net cash flows provided by operating activities                   76,476      130,730

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (49,570)     (38,803)
  Other assets                                                           (7,042)     (34,369)
  Proceeds from maturities of investments                                    --    1,500,099
                                                                     ----------   ----------

       Net cash flows provided by (used in) investing activities        (56,612)   1,426,927

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                   500       21,076
  Purchase of treasury stock                                            (43,060)          --
  Payments of long-term debt                                            (34,233)     (33,099)
                                                                     ----------   ----------

       Net cash flows (used in) financing activities                    (76,793)     (12,023)
                                                                     ----------   ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (56,929)   1,545,634

CASH AND CASH EQUIVALENTS - Beginning of period                       5,957,112    3,624,368
                                                                     ----------   ----------

CASH AND CASH EQUIVALENTS - End of period                            $5,900,183   $5,170,002
                                                                     ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
     Interest                                                        $    7,550   $    9,350
                                                                     ==========   ==========

     Income Taxes                                                    $   29,415   $   99,500
                                                                     ==========   ==========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

             Notes to Condensed Consolidated Financial Statements



1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2. Inventories

   Inventories consist principally of components, parts and supplies and are stated at the lower of cost. Cost is determined by the first-in, first-out method or market.

3. Net Income (Loss) Per Share

   Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 3,995,036 and 3,988,592 for the quarters ended May 31, 1999 and May 31, 1998, respectively.

   Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,025,180 and 3,988,592 for the quarters ended May 31, 1999 and May 31, 1998, respectively.

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

6. Treasury Stock Repurchase

   As of May 31, 1999, the Company purchased an aggregate of 47,800 shares of its' common stock at a total cost of $131,980.

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


Liquidity and Capital Resources

   As of May 31, 1999, the Company had working capital of $11,277,382 including $5,900,183 in cash and cash equivalents and $4,028,804 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

   The decrease in cash flow for the three months ended May 31, 1999 was $56,929 and net cash flow provided by operations was $76,476. Net income for the quarter ended May 31, 1999 was $705,629 increasing cash flow from operations while in contrast, a net loss of $217,963 in the quarter ended May 31, 1998 decreased cash flow from operations. In the first quarter ended May 31, 1999, cash flow was used to fund increases in accounts receivable and inventories of $698,313 and $359,036, respectively, due to higher net sales.


Results of Operations

   Net sales for the three month period ended May 31, 1999 (the "1999 three months") increased by approximately 69% to $6,278,284 from $3,707,314 in the three month period ended May 31, 1998 (the "1998 three months"). Domestic sales for the 1999 three months increased by 64% to $5,171,257 compared to $3,152,554 for the 1998 three months representing 82% of net sales while foreign sales increased approximately 100% to $1,107,027 for the 1999 three months from $554,760 during the 1998 three months. The strong increase in domestic sales was the result of across the board increases in our neurology, audiology and sleep product lines. In particular, the demand for our new higher quality, digital, 64/128-channel epilepsy monitoring system, Ceegraph XL, has increased demand for all our products while maintaining our overall product margins. The 100% increase in the Company's foreign sales for the 1999 three months was partially the result of two large orders from the Far East that were booked in the fourth quarter of last year and shipped in the first quarter of this year. The Company is encouraged by these two shipments, but is cautious about a rebound in foreign sales and is unsure if this buying activity is a start of trend or simply an isolated action.

   Cost of equipment sold increased to $1,996,924 during the 1999 three months compared to $1,227,154 for the 1998 three months, but as a percentage of net sales declined to 32% for the 1999 three months compared to 33% for the 1998 three months. This decrease in cost of sales as a percentage of net sales was partially the result of higher gross profit on some of our new Windows-based platforms, in particular, our new 64/128 channel epilepsy monitoring system, the Ceegraph XL.

   Selling, general and administrative expenses increased by 26% to $2,668,385 for the 1999 three months compared to $2,114,661 for the 1998 three months. This increase in selling, general and selling expenses for the 1999 three months reflect increased sales expenses such as overall salaries, commissions, training and freight expenses. As a percentage of net sales, selling, general and administrative expenses declined to 43% in 1999 three months compared to 57% in the 1998 three months.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

   Research and development costs declined by 9% to $683,520 or 11% of net sales in the 1999 three months, compared to $747,203 or 20% of net sales in the 1998 three months. The decrease in research and development costs in the 1999 first quarter was caused by the absence of a one time outside development expense of approximately $81,000 experienced in the 1998 first quarter offset by a slight increase in overall employee compensation and outside software services.

   For the three months ended May 31, 1999, the Company had an operating profit of $929,455 compared to a operating loss of $381,704 for the three months ended May 31, 1998. This increase in operating income for the 1999 three months is mainly due to higher gross profit offset by higher selling, general and administrative expenses.

   Net interest income decreased to $51,103 from $55,302 for the three month periods ended May 31, 1999 and 1998, respectively. This slight decrease reflects lower returns on the money market accounts offset by lower interest expense on long term debt.

   The provision for income taxes of $274,400 was 28% of income before income taxes during the 1999 three months compared to a income tax benefit of $109,300 or approximately 33% of net loss before taxes during the 1998 three months. The Company's income tax rate differs from the federal statutory rate of 35% due to differences in foreign income and its corresponding tax rates.

   The Company had net income of $705,629 or $.18 per basic and diluted share for the 1999 three months, compared to a net loss of $217,963 or $0.05 per basic and diluted share for the 1998 three months. The Company attributes the gain in the 1999 three month period to higher net sales worldwide offset by increases in selling, general and administrative expenses as previously discussed.


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

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Part II. Other Information

Item 6.  Exhibits and Reports on 8-K



(a) Exhibits


  3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

  3.2     Certificate of Amendment to Certificate of Incorporation(7)


27. Financial Data Schedule


(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 1999.

--------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Signatures

                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Date: July 13, 1999      By: /s/ Gabriel Raviv
                                      -----------------------------
                                      Gabriel Raviv, President


          Date: July 13, 1999      By: /s/ James M. Smearman
                                      -----------------------------
                                      James M. Smearman,
                                      Controller
                                      (Principal Financial Officer)