Form 10QSB
period 1999-08-31
BIO LOGIC SYSTEMS CORP
filed 1999-10-13
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 1999

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

                Class                    Outstanding at October 11, 1999
      Common Stock $.01 par value               4,059,596 shares

                 Transitional Small Business Disclosure Format

                         Yes   X                No
                             -----                 -----

                               TABLE OF CONTENTS

Part I.  Financial Information

                                                                            Page

      Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at August 31, 1999
          and February 28, 1999.                                               3

          Condensed Consolidated Statements of Operations and
          Retained Earnings for the three and six months ended
          August 31, 1999 and 1998.                                            4

          Condensed Consolidated Statements of Cash Flows for
          the six months ended August 31, 1999 and 1998.                       5

          Notes to Condensed Consolidated Financial Statements                 6

      Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7


Part II. Other Information

      Item 4. Submission of Matters to a Vote of Security Holders              9

      Item 5. Other Information                                               10

      Item 6. Exhibits and Reports on Form 8-K                                10


Signatures

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1.    Financial Information
Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                                             August 31, 1999  Feb. 28, 1999
                                                                   ---------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 6,370,474    $ 5,957,112
  Accounts receivable, less allowance for doubtful accounts
    of $310,918 at Aug. 31, 1999 and $249,322 at Feb. 28, 1999           4,801,202      3,359,291
  Inventories                                                            4,095,178      3,533,408
  Prepaid expenses                                                          85,108        236,865
  Deferred income taxes                                                    299,195        299,195
                                                                       -----------    -----------

           Total current assets                                         15,651,157     13,385,871

PROPERTY, PLANT AND EQUIPMENT - Net                                      1,850,571      1,906,057

OTHER ASSETS                                                               638,209        746,279
                                                                       -----------    -----------

TOTAL ASSETS                                                           $18,139,937    $16,038,207
                                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt                                 $   149,126    $   143,467
  Accounts payable                                                         713,997        599,228
  Accrued salaries and payroll taxes                                     1,313,562        876,770
  Accrued interest and other expenses                                      473,569        619,023
  Accrued income taxes                                                     536,895        354,735
  Deferred revenue                                                         394,586        200,138
                                                                       -----------    -----------

           Total current liabilities                                     3,581,735      2,793,361

LONG-TERM DEBT - less current maturities                                   220,691        294,618

DEFERRED INCOME TAXES                                                      244,895        244,895
                                                                       -----------    -----------

           Total liabilities                                             4,047,321      3,332,874
                                                                       -----------    -----------

COMMITMENTS                                                                 ------         ------

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
    issued and outstanding; issued 4,035,134 and outstanding
    3,987,334 at August 31, 1999; issued 4,034,734 and
    outstanding 4,002,934 at February 28, 1999                              40,351         40,347
  Additional paid-in capital                                             4,755,940      4,754,981
  Retained earnings                                                      9,428,305      7,998,925
                                                                       -----------    -----------

                                                                        14,224,596     12,794,253
Less treasury stock, at cost:  47,800 shares at Aug. 31, 1999
  and 31,800 shares at February 28, 1999                                   131,980         88,920
                                                                       -----------    -----------

           Total Shareholders' equity                                   14,092,616     12,705,333
                                                                       -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $18,139,937    $16,038,207
                                                                       ===========    ===========


                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)


                                           Three Months Ended          Six Months Ended
                                               August 31,                  August 31,
                                        ----------------------------------------------------
                                           1999         1998           1999         1998
                                        ----------   ----------    -----------   ----------
NET SALES                               $6,590,484   $4,361,167    $12,868,768   $8,068,481

COST OF SALES                            1,917,890    1,364,980      3,914,814    2,592,134
                                        ----------   ----------    -----------   ----------

   Gross Profit                          4,672,594    2,996,187      8,953,954    5,476,347
                                        ----------   ----------    -----------   ----------

OPERATING EXPENSES:
  Selling, general & administrative      2,892,790    2,213,705      5,561,174    4,328,366
  Research & development                   829,942      703,019      1,513,462    1,450,222
                                        ----------   ----------    -----------   ----------

Total operating expenses                 3,722,732    2,916,724      7,074,636    5,778,588
                                        ----------   ----------    -----------   ----------

OPERATING INCOME (LOSS)                    949,862       79,463      1,879,318     (302,241)

OTHER INCOME (EXPENSE):
  Interest income                           60,961       63,705        119,488      128,357
  Interest expense                          (4,682)      (8,839)       (12,106)     (18,189)
  Miscellaneous                               (916)         458         (1,445)        (403)
                                        ----------   ----------    -----------   ----------

      TOTAL OTHER INCOME                    55,363       55,324        105,937      109,765
                                        ----------   ----------    -----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES        1,005,225      134,787      1,985,255     (192,476)

PROVISION (BENEFIT) FOR INCOME TAXES       281,475       45,100        555,875      (64,200)
                                        ----------   ----------    -----------   ----------

NET INCOME (LOSS)                       $  723,750   $   89,687    $ 1,429,380   $ (128,276)
                                        ==========   ==========    ===========   ==========
RETAINED EARNINGS,
BEGINNING OF PERIOD                      8,704,555    7,491,822      7,998,925    7,709,785
                                        ----------   ----------    -----------   ----------
RETAINED EARNINGS,
END OF PERIOD                           $9,428,305   $7,581,509    $ 9,428,305   $7,581,509
                                        ==========   ==========    ===========   ==========
EARNINGS (LOSS) PER SHARE:

Basic                                        $0.18        $0.02          $0.36       $(0.03)
                                        ==========   ==========    ===========   ==========

Diluted                                      $0.17        $0.02          $0.35       $(0.03)
                                        ==========   ==========    ===========   ==========



        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             August 31,
                                                                     -------------------------
                                                                        1999          1998
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $ 1,429,380    $ (128,276)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                       225,470       229,276
     Provision for bad debts                                              57,600        57,600
     Provision for inventory valuation                                   158,750       154,650
     Deferred income taxes                                               -------       -------
     (Increases) decreases in assets:
       Accounts receivable                                            (1,499,511)    1,021,181
       Inventories                                                      (720,520)     (149,112)
       Prepaid expenses                                                  151,757          (570)
     Increases (decreases) in liabilities:
       Accounts payable and overdrafts                                   114,769       (77,226)
       Accrued liabilities and deferred revenue                          485,786        59,101
       Accrued income taxes                                              182,160      (367,484)
                                                                     -----------    ----------

       Net cash flows from operating activities                          585,641       799,140
                                                                     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (54,359)      (88,897)
  Other assets                                                            (7,555)      (34,369)
       Proceeds from maturities of investments                           -------     1,500,099
                                                                     -----------    ----------

       Net cash flows from (used in) investing activities                (61,914)    1,376,833
                                                                     -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                   963        57,695
   Purchase of treasury stock                                            (43,060)      (14,272)
   Payments of long-term debt                                            (68,268)      (65,797)
                                                                     -----------    ----------

       Net cash flows used in financing activities                      (110,365)      (22,574)
                                                                     -----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    413,362     2,153,399

CASH AND CASH EQUIVALENTS - Beginning of period                        5,957,112     3,624,368
                                                                     -----------    ----------

CASH AND CASH EQUIVALENTS - End of period                            $ 6,370,474    $5,777,767
                                                                     ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
     Interest                                                        $    15,410    $   18,189
                                                                     ===========    ==========

     Income Taxes                                                    $   339,415    $  299,500
                                                                     ===========    ==========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


              Notes to Condensed Consolidated Financial Statements



1. The information furnished in this report reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

    Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.  Net Income Per Share

    Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 3,987,152 and 4,023,184 for the quarters ended August 31, 1999 and 1998, respectively, and 3,991,092 and 4,005,888 for the six months ended August 31, 1999 and 1998, respectively.

    Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,139,639 and 4,115,047 for the quarters ended August 31, 1999 and 1998, respectively, and 4,082,467 and 4,005,888 for the six months ended August 31, 1999 and 1998, respectively.

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

5.  Treasury Stock Repurchase

    As of August 31, 1999, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

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


Liquidity and Capital Resources

     As of August 31, 1999, the Company had working capital of $12,069,422 including $6,370,474 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     For the six months ended August 31, 1999, cash flow increased by $413,362 and net cash flow from operations increased by $585,641. Net income for the six months ended August 31, 1999 increased net cash flow from operating activities by $1,429,380 compared to a net loss of $128,276 that decreased net cash flow from operating activities for the six months ended August 31,1998. In the six months ended August 31, 1999, the Company invested in inventory to support the increase in net sales resulting in a decrease of net cash flow of $720,520. In addition, the Company's sales growth fueled an increase in accounts receivable resulting in decreased net cash flow of $1,499,511.


Results of Operations

     Net sales for the three and six month periods ended August 31, 1999 (the "1999 three and six months") increased significantly to $6,590,484 and $12,868,768, respectively, compared to $4,361,167 and $8,068,481 in the three and six month periods ended August 31, 1998 (the "1998 three and six months.") Domestic sales led the increase in net sales for the 1999 three and six months increasing by 67% and 66% to $6,160,900 and $11,332,157, respectively, compared to $3,682,742 and $6,835,296 for the 1998 three and six months, respectively. Foreign sales of $429,584 and $1,536,611 contributed 7% and 12% of net sales for the 1999 three and six months, respectively, a decrease of 37% from $678,425 for the 1998 three months, while an increase of 25% from $1,233,185 for the 1998 six months. The foreign sales in the three month period ended August 31, 1999 continued to be negatively impacted by the Far Eastern and South American monetary crisis. The Company's overall increase in net sales for the 1999 three and six months was the result of higher unit sales in the Ceegraph, Sleep, and Audiology product lines.

     As the result of significantly higher net sales, cost of sales increased to $1,917,890 and $3,914,814 in the 1999 three and six months, respectively, compared to $1,364,980 and $2,592,134 for the 1998 three and six months, respectively. Cost of sales as a percentage of net sales decreased however to 29% and 30% for the 1999 three and six months, respectively, from 31% and 32% for the 1998 three and six months, respectively. This decrease in cost of sales as a percentage of net sales in the 1999 three and six months was primarily due to increases in net

                            Bio-logic Systems Corp.
                                  Form 10-QSB


sales of higher margin audiology products plus an increase in net sales of the Company's high-end epilepsy systems. In addition, cost of sales as a percentage of net sales declined due to savings realized from increased efficiencies in the Company's manufacturing processes and fuller utilization of its manufacturing plant capacities.

     Selling, general and administrative expenses increased by 31% and 29% to $2,892,790 and $5,561,174 during the 1999 three and six months, respectively, compared to $2,213,705 and $4,328,366 for the 1998 three and six months, respectively. Selling, general and administrative expenses as a percentage of net sales, decreased to 44% and 43% during the 1999 three and six months, respectively, compared to 51% and 54%, respectively, for the 1998 three and six months. The increases in the 1999 three and six months reflects the hiring of additional sales and customer support personnel to better serve our current and future customers, plus substantial increases in travel costs and sales commissions associated with substantially higher net sales.

     Research and development costs increased by 18% and 4% to $829,942 and $1,513,462 for the 1999 three and six months, respectively, from $703,019 and $1,450,222 for the 1998 three and six months, respectively. As a percentage of net sales, total research and development costs decreased to approximately 13% and 12% for the 1999 three and six months, respectively, compared to 16% and 18% for the 1998 three and six months, respectively. The increase in research and development costs for the 1999 three and six months was the result of higher individual salaries, increased outside development costs, and higher consulting expenses associated with the Company's continued conversion of its DOS based systems to Windows 95 and Windows NT platforms.

     The Company had operating income of $949,862 and $1,879,318 for the 1999 three and six months, respectively, compared to operating income of $79,463 and an operating loss of $302,241 for the 1998 three and six months, respectively. The increases in operating income for the 1999 three and six months was the result of substantially higher domestic net sales that were manufactured at higher gross margins offset by lower foreign net sales coupled with higher selling, general and administrative costs and research and development costs.

     Net interest income decreased to $107,382 for the 1999 six months compared to $110,168 for the 1998 six months. This slight decrease reflects lower investment returns on the Company's cash investments offset by lower interest expense on long term debt.

     The Company had income tax expense of $281,475 and $555,875 for the 1999 three and six months, respectively, compared to income tax expense of $45,100 and a income tax benefit of $64,200 for the 1998 three and six months, respectively. The Company's income tax rate differs from the federal statutory rate of 35% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $723,750 and $1,429,380 or $0.17 and $0.35 per diluted share for the 1999 three and six months, respectively, compared to net income of $89,687 and a net loss of $128,276, or $.02 and $(0.03) per diluted share, for the 1998 three and six months, respectively. The Company attributes the higher earnings in the 1999 three and six months to higher net sales particularly along the Ceegraph and Audx product lines offset by higher selling, general and administrative and research and development costs.

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


Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") was held on August 19, 1999

     (b)   The following directors were elected at the 1999 Annual Meeting:

                         Charles Z. Weingarten.
                         Albert Milstein

           The following are the other directors of the Company whose term of office continued after the 1999 Annual Meeting:

                         Gabriel Raviv, Ph.D.
                         Craig W. Moore
                         Gil Raviv
                         Irving Kupferberg


           The following votes were cast in connection with the election of directors at the 1999 Annual Meeting:

                                            FOR           AGAINST

               Charles Z. Weingarten     3,843,118         25,170
               Albert Milstein           3,843,118         25,170

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Item 5.  Other Information

       In September 1999, the Company entered into an employment agreement with Roderick G. Johnson, to serve as President and Chief Operating Officer. The agreement has an initial term of three years, subject to automatic successive one year renewal periods unless terminated by either party on 90 days notice. Mr. Johnson will receive a base annual salary of $200,000 plus a bonus (not to exceed 50% of his base salary), based in part upon the Company's financial performance. The Company also granted Mr. Johnson options to purchase 100,000 shares of common stock at an exercise price of $7.125 per share, which options vest in installments commencing September 2000 through May 2005. In the event the Company terminates his employment without cause (as defined in the agreement), Mr. Johnson will be entitled to severance equal to 18 months' base salary and a pro rata portion of any bonus he would have received for the year.



Item 6.  Exhibits and Reports on 8-K


(a) Exhibits

    10.15  Employment Agreement with Roderick G. Johnson

      27.  Financial Data Schedule
____________________

(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 1999