Form 10QSB
period 1999-11-30
BIO LOGIC SYSTEMS CORP
filed 2000-01-14
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      36-3025678
    (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                    Number)

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

                                   YES X         NO __

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at January 12, 2000
     Common Stock $.01 par value                          4,064,496 shares

                  Transitional Small Business Disclosure Format

                                 Yes X           No _
                                     --

                                TABLE OF CONTENTS

Part I.    Financial Information                                                 Page
           Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at November 30, 1999
                  and February 28, 1999.                                           3

                  Condensed Consolidated Statements of Operations and
                  Retained Earnings for the three and nine months ended
                  November 30, 1999 and 1998.                                      4

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended November 30, 1999 and 1998.                5

                  Notes to Condensed Consolidated Financial Statements             6

           Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              7


Part II.   Other Information


           Item 6.   Exhibits and Reports on Form 8-K                              9



Signatures

                             Bio-logic Systems Corp.
                                   Form 10Q-SB

Part 1.    Financial Information
Item 1     Financial Statements

                      Condensed Consolidated Balance Sheets
                                    (Unaudited)

                                                                        November 30, 1999       February 28, 1999
ASSETS

     CURRENT ASSETS

         Cash and cash equivalents                                         $ 5,581,248             $ 5,957,112
         Accounts receivable, less allowance for doubtful accounts
          of $337,767 at Nov. 30, 1999 and $249,322 at Feb. 28, 1999         5,714,500               3,359,291
         Inventories                                                         4,458,039               3,533,408
         Prepaid expenses                                                      238,276                 236,865
         Deferred income taxes                                                 299,195                 299,195
                                                                            ----------             ----------
                      Total current assets                                  16,291,258              13,385,871

     PROPERTY, PLANT AND EQUIPMENT - Net                                     2,113,879               1,906,057

     OTHER ASSETS                                                              579,200                 746,279
                                                                            ----------              ----------

                      TOTAL ASSETS                                         $18,984,337             $16,038,207
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Current maturities of long-term debt                              $   151,619            $    143,467
         Accounts payable                                                      691,385                 599,228
         Accrued salaries & payroll taxes                                    1,209,295                 876,770
         Accrued interest & other expenses                                     808,496                 619,023
         Accrued income taxes                                                  621,845                 354,735
         Deferred revenue                                                      458,535                 200,138
                                                                            ----------              ----------

                      Total current liabilities                              3,941,175               2,793,361

     LONG-TERM DEBT - Less current maturities                                  179,172                 294,618

     DEFERRED INCOME TAXES                                                     244,895                 244,895
                                                                            ----------              ----------

                      Total liabilities                                      4,365,242               3,332,874
                                                                            ----------              ----------


     COMMITMENTS                                                            ----------              ----------


     SHAREHOLDERS' EQUITY:

     Capital stock, $.01 par value.  authorized  10,000,000  shares;
     Issued and outstanding; issued 4,063,896 and outstanding
     4,016,096 at November 30, 1999; issued 4,034,734 and
         outstanding 4,002,934 at February 28,1999                              40,639                  40,347
     Additional paid-in capital                                              4,832,282               4,754,981
     Retained Earnings                                                       9,878,154               7,998,925
                                                                            ----------              ----------

              Total shareholders' equity                                    14,751,075              12,794,253

Less treasury stock, at cost: 47,800 shares at Nov. 30, 1999
  And 31,800 shares at February 28, 1999                                       131,980                  88,920
                                                                            ----------              ----------

              Shareholders equity - net                                     14,619,095              12,705,333
                                                                            ----------              ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $18,984,337             $16,038,207
                                                                            ==========              ==========

             The accompanying notes are an integral part of these
                                  statements.

                            Bio-logic Systems Corp.
                                  Form 10-SB

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                          November 30,                     November 30,
                                                 -----------------------------------------------------------------
                                                       1999          1998              1999             1998
                                                 --------------- -------------    -------------   ----------------
NET SALES                                         $ 6,720,744     $ 4,380,800      $19,589,513      $12,449,281

COST OF SALES                                       2,214,163       1,357,619        6,128,978        3,949,753
                                                  -----------    ------------       ----------      -----------

      Gross Profit                                  4,506,581       3,023,181       13,460,535        8,499,528
                                                  -----------    ------------       ----------      -----------


OPERATING EXPENSES:
    Selling, general & administrative               3,068,905       2,259,874        8,630,079        6,582,739
    Research & development                            870,549         785,339        2,384,011        2,241,061
                                                  -----------    ------------       ----------      -----------

Total operating expenses                            3,939,454       3,045,213       11,014,090        8,823,800
                                                  -----------    ------------       ----------      -----------


OPERATING INCOME (LOSS)                               567,127         (22,032)       2,446,445         (324,272)

OTHER INCOME (EXPENSE):
    Interest income                                    58,765          69,959          178,253          198,316
    Interest expense                                   (5,203)         (5,468)         (17,309)         (23,657)
    Miscellaneous                                       4,110          (1,240)           2,665           (1,644)
                                                  -----------    ------------       ----------      -----------

        TOTAL OTHER INCOME                             57,672          63,251          163,609          173,015
                                                  -----------    ------------       ----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                     624,799          41,219        2,610,054         (151,257)

PROVISION (BENEFIT) FOR INCOME TAXES                  174,950          13,675          730,825          (50,525)
                                                  -----------    ------------       ----------      -----------

NET INCOME (LOSS)                                 $   449,849     $    27,544       $1,879,229      $  (100,732)
                                                  ===========    ============       ==========      ===========

RETAINED EARNINGS,
BEGINNING OF PERIOD                                 9,428,305       7,581,509        7,998,925        7,709,785
                                                  -----------    ------------       ----------      -----------

RETAINED EARNINGS,
END OF PERIOD                                     $ 9,878,154     $ 7,609,053       $9,878,154      $ 7,609,053
                                                  ===========    ============       ==========      ===========

EARNINGS (LOSS) PER SHARE:

Basic                                             $      0.11     $      0.01       $     0.47      $     (0.03)
                                                  ===========    ============       ==========      ===========

Diluted                                           $      0.11     $      0.01       $     0.46      $     (0.03)
                                                  ===========    ============       ==========      ===========

       The accompanying notes are an integral part of these statements.

                            Bio-Logic Systems Corp.
                                  Form 10-QSB

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                     November 30,
                                                                         ---------------------------------------
                                                                               1999                      1998
                                                                         -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                          $ 1,879,229              $(100,732)
Adjustments to reconcile net (loss) income to net cash flows from (used in) operating activities:
         Depreciation and amortization                                         350,734                343,361
         Provision for bad debts                                                86,400                 86,400
         Provision for inventory valuation                                     253,750                231,695
         Deferred income taxes                                             -----------             ----------
         (Increases) decreases in assets:
              Accounts receivable                                           (2,441,609)               844,918
              Inventories                                                   (1,178,381)              (252,567)
              Prepaid expenses                                                  (1,411)                38,528
         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                                   92,157               (113,030)
              Accrued liabilities and deferred revenue                         780,395                438,845
              Accrued income taxes                                             267,110               (353,809)
                                                                           -----------          -------------

             Net cash flows from operating activities                           88,374              1,163,609
                                                                           -----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (383,923)              (122,739)
     Other assets                                                               (7,554)               (34,368)
     Proceeds from maturities of investments                                ----------              1,500,099
                                                                           -----------           ------------

              Net cash flows from (used in) investing activities              (391,477)             1,342,992
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                    77,593                 57,695
     Purchase of treasury stock                                                (43,060)               (49,168)
     Payments of long-term debt                                               (107,294)               (90,066)
                                                                           -----------            -----------

              Net cash flows used in financing activities                      (72,761)               (81,539)
                                                                           -----------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (375,864)             2,425,062

CASH AND CASH EQUIVALENTS - Beginning of period                              5,957,112              3,624,368
                                                                           -----------              ---------

CASH AND CASH EQUIVALENTS - End of period                                  $ 5,581,248           $  6,049,430
                                                                           ===========           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
         Interest                                                          $    18,553           $     23,657
                                                                           ===========           ============

         Income Taxes                                                      $   429,415           $    299,500
                                                                           ===========           ============

                  The accompanying notes are an integral part
                             of these statements.

                           Bio-logic Systems Corps.
                                  Form 10Q-SB

             Notes to Condensed Consolidated Financial Statements



1. The information furnished in this report reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   Net Income Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,007,120 and 4,015,536 for the quarters ended November 30, 1999 and 1998, respectively, and 3,996,435 and 4,009,103 for the nine months ended November 30, 1999 and 1998, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,235,239 and 4,050,893 for the quarters ended November 30, 1999 and 1998, respectively, and 4,099,125 and 4,009,103 for the nine months ended November 30, 1999 and 1998, respectively.

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

5.   Treasury Stock Repurchase

     As of November 30, 1999, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

                           Bio-logic Systems Corps.
                                  Form 10Q-SB


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Prospective investors are cautioned that the statements in this Quarterly Report on Form 10Q-SB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business condition, the passage and implementation of legislation, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10Q-SB and from time to time in the Company's filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

     As of November 30, 1999 the Company had working capital of $12,350,084 including $5,581,248 in cash and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     For the nine months ended November 30, 1999, cash flow decreased by $375,864 and net cash flow from operations increased by $88,374. Net income for the nine months ended November 30, 1999 increased net cash flow from operating activities by $1,879,229 compared to a net loss of $100,732 for the nine months ended November 30, 1998 that decreased net cash flow from operating activities. In the nine months ended November 30, 1999, the Company used cash flows in operating activities to increase inventory by $1,178,381 that supported the increase in net sales and a corresponding $2,441,609 increase in account receivable. Finally, the Company used net cash from investing activities to purchase $383,923 in capital equipment.

Results of Operations

     Net sales for the three month period ended November 30, 1999 (the "1999 three months") increased by 53% to $6,720,744 from $4,380,800 in the three month period ended November 30, 1998 (the "1998 three months."), while net sales for the nine month period ended November 30, 1999 (the "1999 nine months") increased by 57% to $19,589,513 compared to $12,449,281 in the nine month period ended November 30, 1998 (the "1998 nine months.") Domestic sales increased significantly by 71% and 68% to $6,289,307 and $17,621,465 for the 1999 three and nine months, respectively, compared to $3,674,202 and $10,509,498 for the 1998 three and nine months, respectively. Foreign sales of $431,437 and $1,968,048 contributed 6% and 10% of net sales for the 1999 three and nine months, respectively, a decrease of 39% from $706,598 in 1998 three months and a slight increase of 2% compared to $1,939,783 for the 1998 nine months. The Company's Ceegraph XL long-term epilepsy-monitoring device drove the significant increase in net sales domestically for the 1999 three and nine months. In addition, the sleep and audiology product lines also showed significant increases in the 1999 three and nine months over similar periods last year. Although foreign sales in the 1999 nine months were similar to last year, the Company believes it has not fully recovered from the impact of the Asian and South American economic monetary crisis as reflected by foreign sales' continued reduced contribution to total sales.

                           Bio-logic Systems Corps.
                                  Form 10Q-SB



     Cost of sales increased to $2,214,163 and $6,128,978 for the 1999 three and nine months, respectively, compared to $1,357,619 and $3,949,753 for the 1998 three and nine months, respectively. Cost of sales as a percentage of net sales increased to 33% and remained at approximately 31% for the 1999 three and nine months, respectively, compared to approximately 31% for both 1998 three and nine months. The Company attributes the increase in 1999 three months cost of sales to improving the manufacturing and maintenance of its newly released Ceegraph XL long-term epilepsy-monitoring device by adding production and service personnel towards this objective.

     Selling, general and administrative expenses increased by 36% and 31% to $3,068,905 and $8,630,079 during the 1999 three and nine months, respectively, compared to $2,259,874 and $6,582,739 for the 1998 three and nine months, respectively. Selling, general and administrative expenses as a percentage of net sales decreased to 46% and 44% during the 1999 three and nine months, respectively, compared to 52% and 53% for the 1998 three and nine months. The increases in the 1999 periods reflect additional investment in new employees with a particular emphasis on adding salespersons to the Company's sales team, plus increases in travel costs and sales commissions directly due to higher net sales.

     Research and development costs increased by 11% and 6% to $870,549 and $2,384,011 for the 1999 three and nine months, respectively, from $785,339 and $2,241,061 for the 1998 three and nine months, respectively. As a percentage of net sales, total research and development costs decreased to approximately 13% and 12% for the 1999 three and nine months, respectively, compared to 18% for both the 1998 three and nine months. The slight increase in costs for the 1999 periods was the result of both higher individual salaries and increased outside development costs, and higher consulting expenses associated with the Company's continued emphasis on new product development and feature enhancements on existing products.

     The Company had operating income of $567,127 and $2,446,445 for the 1999 three and nine months, respectively, compared to an operating loss of $22,032 and $324,272 for 1998 three and nine months, respectively. The increase in operating income for the 1999 three and nine months was the result of significantly higher net sales resulting in high gross profit offset by both higher selling, general and administrative costs and research and development expenses.

     Net interest income decreased to $160,944 for the 1999 nine months compared to $174,659 for the 1998 nine months. This slight decrease reflects lower investment returns on money market accounts offset by lower interest expense on long term debt.

     The Company had income tax expense of $174,950 and $730,825 for 1999 three and nine months, respectively, compared to income tax expense of $13,675 for 1998 three months and a income tax benefit of $50,525 for the 1998 nine months. The Company's income tax rate differs from the federal statutory rate of 35% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $449,849 and $1,879,229 or $0.11 and $0.46 per diluted shares for 1999 three and nine months, respectively, compared to net income of $27,544 and a net loss of $100,732, or $.01 and $(0.03) per diluted share, for the 1998 three and nine months, respectively. The Company attributes the higher earnings in the 1999 periods to increased net sales and its corresponding gross profit offset by higher variable selling cost, increase fixed cost associated with an expanded sales network, plus continued investment in research and development costs.

                           Bio-logic Systems Corps.
                                  Form 10Q-SB



Part II. Other Information



Item 6.  Exhibits and Reports on 8-K

(a)  Exhibits

        27.   Financial Data Schedule
--------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 1999

                                Bio-logic Systems Corp.
                                  Form 10-QSB
Signatures



                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: January 13, 2000          By: /s/ Gabriel Raviv
                                             -----------------------------
                                         Gabriel Raviv, Chairman, CEO


         Date: January 13, 2000          By: /s/ James M. Smearman
                                             -----------------------------
                                             James M. Smearman,
                                             Controller

                            Bio-logic Systems Corp.
                                  Form 10-QSB


                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date:  January 13, 2000     By: __________________________________
                                         Gabriel Raviv, Chairman, CEO


         Date:  January 13, 2000     By: __________________________________
                                             James M. Smearman,
                                                Controller