Form 10KSB
period 2000-02-29
BIO LOGIC SYSTEMS CORP
filed 2000-05-30
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                           Commission File No. 0-12240


                            BIO-LOGIC SYSTEMS CORP.
               -------------------------------------------------
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

             Securities registered under Section 12(b) of the Act:

                                                Name of each exchange
         Title of Each class                     on which registered
         -------------------                   ----------------------

                None                                   None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
             -----------------------------------------------------
                               (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                  No ____
                              -----

         Check here if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$26,390,684.

         As of May 22, 2000 the issuer had 4,170,509 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 22, 2000 was approximately $24.0 million.

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

Item 12.     Certain Relationships
             and Related Transactions


                                    PART I
                                    ------

Item 1.  Business
         --------

         (a)  General Development of Business
              -------------------------------

              Bio-logic(R) Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include digital electroencephalography, for routine and long-term monitoring, evoked response testing, otoacoustic emissions testing, computerized electromyography, polysomnography, topographic brain mapping and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as neurology, otolaryngology, audiology, anesthesiology, pulmonology and psychiatry to aid in diagnosis of certain neurological, sensory and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

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

     (c)  Narrative Description of Business
          ---------------------------------

          Bio-logic Systems Corp., designs, develops, assembles and markets computer-based electrodiagnostic systems for use by hospitals, clinics, universities and physicians. The systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, and sensory disorders, including audiological and hearing screening and diagnosis.

          Bio-logic's systems are in modular form and consist of IBM* PC compatible microcomputers purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software, which enables medical personnel to administer diagnostic tests, to control various aspects of the testing and to record, and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis and that cost effectiveness and ease of operation are important competitive advantages of its systems.



_________________________
     * A trademark of International Business Machines Corp.

          The majority of the Company's systems perform tests by means of computer programs that are controlled by flexible software. The monitor screen displays a menu of instructions prompting the operator to input information, test parameters or specify hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. The Company's systems can be expanded beyond the main system to include remote monitors or "universal review stations." Data can be collected on the main system and analyzed on universal review stations placed in convenient locations. Because the Company's system is compatible with the IBM PC, the user's IBM compatible computer can be converted into a universal reader for Bio-logic products, and a variety of commercially available programs, such as word processing and database management, can be used.

          Bio-logic has incorporated remote communications capabilities in its product lines through both modem communications and computer networks. These new information capabilities provide (a) the ability to view in real-time tests being conducted on a remote system, which is particularly useful for consultation during monitoring in the operating room in connection with tests performed at alternate sites outside the hospital; (b) electronic transfer of test results, reports and patient information among different systems; (c) review and analysis of records stored in a remote location; and, (d) sharing of archiving media (such as DVD) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of operations and minimize duplication of equipment by customers of the Company's systems.

          More recently developed products take advantage of computer component miniaturization, which allows compact devices for ambulatory testing. These tests can then be reviewed on a reader station.

          The Company's systems are sold to hospitals, universities, private clinics and physicians to test and monitor patients as well as conduct research. Bio-logic has a continuing program to develop new applications of electro-diagnostic testing.


Products and Systems
--------------------

          The following sets forth the various products and systems offered by the Company.

     Computerized Electroencephalograph (EEG)
     ----------------------------------------

          The Company's Ceegraph(TM) line of computerized EEG systems records, displays, stores and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph stores the information in digital form and displays it on a color monitor. This allows the user added flexibility in display and analysis capabilities. Furthermore, digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data, thereby significantly reducing paper supply and storage expenses.

          The Ceegraph line includes a series of several products, ranging from a software license which the customer adds to his own IBM-compatible computer to create a digital EEG review system, to a portable EEG system, an ambulatory monitor, and/or an advanced laboratory system with multiple capabilities for EEG, long-term epilepsy monitoring, quantitative EEG analysis and other neurological applications. The Ceegraph line also includes a Universal Reader(TM) that permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $30,000 to $80,000, depending upon the model.

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

          The Ceegraph Traveler(R) is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable PCMCIA hard disk. Data can immediately be reviewed and analyzed by the Ceegraph analysis program, and subjected to automatic spike and seizure analysis.

          SmartTrack(TM) is another Ceegraph software option used for automatic analysis of epileptic spikes and seizures. This system was developed through collaboration between the Company and Johns Hopkins Epilepsy Center and is used to assist in the identification of clinical EEG events indicative of epilepsy. The detection algorithm is based on a neural-network approach and can be used in real-time or off line. The same system is used to analyze long-term records obtained in the hospital and ambulatory recordings performed with the Ceegraph Traveler off site.


     Otoacoustic Emissions Testing
     -----------------------------

          Otoacoustic Emissions (OAE) testing is a non-invasive objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. The system introduces calibrated sounds into the patient's ear canal and measures the small amplitude acoustic response generated by the outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures. The Company offers a series of products for OAE measurements, which are used in clinical practice to diagnose hearing/auditory impairments. They can also be used in hospital neonatal intensive care units or well-baby nurseries as a peripheral hearing screening tool.

          In fiscal 2000, the Company continued to enhance the functionality of the AuDX(R) system, a battery-operated, hand-held OAE testing device designed to detect hearing impairment. The Company is actively marketing AuDX to hospitals for universal newborn hearing screening, pediatricians, family practitioners and schools. The selling price for the Bio-logic OAE systems ranges from $3,500 to $13,000.

     Evoked Response Testing
     -----------------------

          Evoked response testing is an accepted non-invasive and objective technique for evaluating the peripheral and central nervous systems. An evoked response test measures the reaction to a stimulus by monitoring the electrical activity in the patient's brain. By comparing the magnitude and timing of the response in a particular patient to normal patterns of response, a physician is aided in his evaluation of the patient's neurological pathways.

          Evoked response testing facilitates the diagnosis of a number of disorders by providing information that can be used in the investigation of neurological and sensory disorders, brain tumors and damage to the brainstem. The Company provides modular systems that can perform auditory, visual and somatosensory evoked response tests. The auditory evoked response testing evaluates the function and disorders of the central and peripheral auditory system. Visual testing is used to diagnose disorders of the visual system and somatosensory testing is used to test various segments of the central nervous system.

          The evoked response tests performed by the Company's systems may be used to test hearing and sight of patients who are unable to communicate effectively, such as infants and mentally impaired individuals. Evoked response testing may also be utilized in intensive care units as a method of confirming brain death and in intraoperative monitoring. Surgical procedures of the back, head, neck and other areas involving the central nervous system can be monitored to reduce risks to the patient and improve outcomes. In addition, pharmacologists are using these measurements to study the interaction of drugs and their effects on living organisms, and researchers have used the test data to study the effects of pollution and chemicals on the human body. The approximate selling price of the evoked response systems, which consist of the Company's Explorer(TM), EP Navigator(R) and Traveler, range from $15,000 to $70,000, depending upon the number and types of tests included.

     Intraoperative Monitoring
     -------------------------

          The Company's Explorer is used to reduce the risk of iatrogenic injury to the brain, spinal cord, peripheral and cranial nerves during surgery. Intraoperative monitoring (IOM) employs many specialized neuro-diagnostic tests including: auditory, somatosensory and visual EP's; neurogenic and myogenic motor EP's; EMG; EEG and quantitative EEG. Many improvements have been made to the product to further increase utility in the operating room environment and to reduce the workload of personnel performing monitoring. The approximate selling price of the Explorer intraoperative monitoring systems ranges from $30,000 to $70,000, depending upon the requested configuration.

     Computerized Polysomnography
     ----------------------------

          Sleepscan(TM) II is a Windows-based system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia and narcolepsy. Other specialties analyze sleep patterns to study mental disorders such as depression and sexual dysfunction.

          A routine sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels and EKG. These recordings result in over 1,000 pages of paper traces that have to be reviewed, analyzed, scored by a specialist and summarized in a report. This process is costly and time-consuming.


          Sleepscan II stores all the information digitally on magnetic and optical media. A high-resolution fast display offers an alternative to costly and bulky paper. This flexible system enables the user to specify rules to be used during analysis. The computer can rapidly perform this analysis and the results are summarized graphically and incorporated into a detailed report that is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan is interfaced with a Ceegraph EEG System and is priced from approximately $25,000 to $60,000, depending on the model.

          The Airflow Pressure Transducer is an alternative to the current airflow monitoring devices that use temperature to produce change as an indicator. It detects airflow by pressure changes so it can detect shallow breathing where temperature related transducers remain substantially unchanged. This method is documented to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

          The Company also offers a portable Sleepscan Express system with 40-channel recording capability and built-in oximeter. Whereas other portable sleep analysis systems provide only summary analysis and fewer channels, the Sleepscan Express is the first truly portable sleep system with full data disclosure of up to 40 channels. Records can be analyzed on other desktop Sleepscan systems.

          The Traveler is a solid-state, battery-operated ambulatory recorder for sleep and epilepsy monitoring. It records continuous information on 8, 19 or 27 channels for sleep and 16, 18 or 24 channels for EEG applications. The data, which is saved on a PCMCIA removable miniature hard disk for easy access, can be immediately reviewed and analyzed by the Sleepscan II or Ceegraph analysis program.

Product Development
-------------------

          Bio-logic focuses most of its research and development resources on the development of new products for its core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are completed based on the reviews and suggestions of customers and users of the products. During fiscal 2000 and 1999, Bio-logic expended $3,239,921 and $2,854,105, respectively, for research and development.

          In the digital EEG market, the Ceegraph IV family of products continues to evolve as more capabilities and features are added to the product line. This Windows-based product line is intended to meet all needs of the Digital EEG and long-term EEG markets, from the smallest (Ceegraph/Sleepscan Traveler, an ambulatory system with 24 acquisition channels) to the largest (Ceegraph XL with up to 128 acquisition channels). A wide variety of packaging and features are available for Ceegraph, including the Ceegraph Express portable system, synchronized digital video and spike/seizure detection for the epilepsy monitoring market.

          The Sleepscan II system for computerized polysomnography has had significant additions and improvements incorporated over the past year, including a completely new Windows-based data acquisition program with integrated patient and test database and synchronized digital video. Many new analysis features for Sleepscan II have been added, with improved automated signal analysis algorithms and extensive reporting functionality heading up the list.

          In the audiology markets, significant new products and features have been introduced. In addition to the Otoacoustic Emissions (OAE) product line (led by the AuDX portable unit ideally-suited for universal newborn hearing screening), a new product, Scout(R) Plus, is now available for the domestic market. This product incorporates the Transient Evoked Otoacoustic Emissions (TEOAE) test, providing an instrument to complement and extend the capabilities of the original Scout OAE product line. For the Evoked Potential (EP) family of products, the ABaer(TM) device offers hand-held portability and ease-of-use for performing automated auditory brainstem evoked response tests for newborn hearing screening applications. A companion product to ABaer, the Navigator Pro, extends this hand-held portability and convenience to the diagnostic EP market. The Navigator Pro continues to use the proven technology of the traditional Bio-logic EP systems, incorporating new hardware packaging and increased-resolution graphical displays to significantly improve the flexibility and usability of the system.

          For the neurology markets, including EEG and Sleep, new developments continue in both hardware and software designs. The extensive MS/Office-compatible database system for patient and test information allows for portability of patient data across product lines, as well as extensive data import/export features for interface and data exchange with other hospital systems. New software features intended specifically for the long-term epilepsy monitoring market improve ease-of-use and incorporate many timesaving recommendations from existing users. A completely new hardware data acquisition system is in the final stages of design, offering many new capabilities, enhanced performance specifications, variable (and higher) sampling rates while maintaining absolute data integrity and state-of-the-art packaging for ease-of-use in all environments.

          For several years, the Company has continued to evolve its major products from the DOS operating system to Windows 95/98 operating system. This evolution is near completion and the transition to Windows NT/2000 is now in progress. The use of NT provides more extensive networking and security features while offering basic similarity and compatibility with existing Windows 95/98 applications. This evolution is near completion.

          The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

          The Company is a party to a number of other research and development agreements under which, as of February 29, 2000, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 29, 2000, the Company has paid royalties of $1,245,176 under such agreements.

Sales and Marketing
-------------------

          The Company's marketing efforts are directed at medical practitioners, hospitals and clinics. Sales are presently conducted by sales representatives and independent dealer organizations covering the United States and Canada. Some of these distributors may also represent other companies offering products competitive with those of the Company. The Company's marketing efforts are directed and controlled from its corporate headquarters in the Chicago area. The Company has an overseas office to cover European and Middle Eastern markets and has arrangements with foreign distributors to sell the Company's products overseas, including the Far East and Latin America. During fiscal 2000 and 1999, no one customer or distributor accounted for over 10% of the Company's revenues.

          To demonstrate, promote and market its systems, Bio-logic attends seminars and trade shows organized by others and sponsors its own educational and sales oriented seminars throughout the United States. Selling and marketing programs include sales and product brochures, advertising, direct mail programs, and the operation of the European sales office.

Foreign Sales
-------------

          During fiscal 2000, export sales increased to $2,753,628, or approximately 10% of net sales, compared to $2,333,483, or approximately 13% of net sales, in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for some system sales to certain foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations in the Far East and South America can at times adversely affect the Company's foreign business.


Customer Training, Support and Maintenance
------------------------------------------

          In connection with the installation of a system, the Company's independent domestic dealers' sales representative or, if the sale is made directly by the Company, the Company's customer support personnel, will train the customer's medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. The Company continues to support its technical and customer training staff. Foreign sales are supported by the Company's foreign distributors who are provided periodic training and support. The Company's practice is to offer, without additional charge, a one-year limited warranty on its software and equipment for parts and labor. The Company has experienced satisfactory field operating results and warranty expense has been insignificant to date. The manufacturers of the microcomputer included in the Company's systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, the Company offers its customers service and maintenance agreements for an additional fee. Service fees have been insignificant to date. Software enhancements developed by the Company are typically distributed to system users for a minimal fee.

Assembly, System Hardware and Sources of Supply
-----------------------------------------------

          The Company assembles its systems by integrating microcomputers, monitors, printers and certain standard components produced by other manufacturers, with peripherals and other hardware, including circuit boards and certain electronic components manufactured by Bio-logic and software packages which it has developed. The Company's systems are composed of IBM PC-compatible microcomputers, appropriate printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers. The Company also performs quality control and testing procedures on all systems prior to delivery.

Patents and Trademarks
----------------------

          The Company currently owns six patents covering certain aspects of its brain mapping system and other technology developed by the Company, including the most recent patent related to the SmartPack. The Company continues to expand its intellectual property and has applied for three additional patents. These applications are currently under review by the U.S. Patent office. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, AuDX, Scout,

Navigator and Traveler. The Company has developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

Competition
-----------

          The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, XLTek.Com, Telefactor Corporation, NCI, Inc., Nihon-Kohden Corporation, Oxford Instruments, Medical Graphics Corporation, Mallinckrodt, Inc. and Cadwell Laboratories, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of its integrated systems. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.



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

          The Company's systems have been classified as Class II medical devices as such term is defined in the regulations promulgated by the FDA. The Company has filed 510(K) applications (notifications of intent to market) with the FDA. The Company continues to advise the FDA as modifications and additions are made to its systems.

          In addition, all manufacturers of medical devices are required to register with the FDA and to adhere to certain "good manufacturing practices" and "good laboratory practices," which prescribe recordkeeping procedures and provide for the unscheduled inspection of facilities.

Employees
---------

                  As of February 29, 2000, the Company employed 135 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers
------------------

     The executive officers of the Company are as follows:

                  Name                         Age          Position
                  ----                         ---          --------
                  Gabriel Raviv, Ph.D.         49           Chairman, Chief
                                                            Executive Officer

                  Roderick G. Johnson          51           President, Chief
                                                            Operating Officer

                  Thomas S. Lacy               57           Vice
                                                            President-Marketing
                                                            and Sales

                  Gabriel Raviv has been a Director of the Company since it commenced operations in March 1979. He became President and Chief Executive Officer of the Company in February 1981. In September 1999, Dr. Raviv relinquished the role of President retaining the position of Chief Executive Officer of the Company. Dr. Raviv formerly served as director of the Clinical Research Instrumentation Laboratory at Evanston Hospital (an affiliate of Northwestern University) and is currently Adjunct Professor at Northwestern University. Dr. Raviv received his M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from Northwestern University.

                  Roderick Johnson joined the Company in September 1999 as President, Chief Operating Officer and a member of the Board of Directors. He founded the Neurocare Group in 1994 and served as Chairman, President and Chief Executive Officer until 1999. From 1992 through 1994, Mr. Johnson served as Chief Executive Officer in Residence at Weiss, Peck & Greer and the Continental Illinois Venture Capital Corporation. In addition, from 1988 through 1991, Mr. Johnson was President and Chief Executive Officer of Domino Amjet, Inc.

                  Thomas Lacy has been Vice President-Marketing and Sales of the Company since January 1994. Prior thereto, he was Vice President-International of Packard Instrument Corporation from July 1992 until July 1993 and Vice President-General Manager of Packard Instrument Company from September 1988 until July 1992.

Item 2.  Properties
         ----------

                  The Company's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The building and property are owned by the Company, subject to Industrial Development Bond financing with a remaining principal balance of approximately $294,000. As collateral for the Bond, the Company granted the municipality a mortgage on the property.

                  The Company also leases two offices overseas with current annual rents of approximately $35,917 and $24,487, which are subject to annual increases.

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

                  Not Applicable.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         (a)   Price Range of Securities
               -------------------------

               The Company's Common Stock is listed on the Nasdaq National Market under the symbol BLSC. The Company's Warrants are listed in the "pink sheets" but have not been priced since December 1990. The following tables set forth the high and low sales prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions. The quotations are rounded to the nearest 1/16 through the 3/rd/ quarter of fiscal 1999 and to the nearest 1/25 beginning in the 4/th/ quarter of fiscal 1999.

                                                    High            Low
                                                 Sales Price    Sales Price
                                                 -----------    -----------
Fiscal Year Ended February 29, 2000
-----------------------------------

                              1st Quarter         $ 3.625        $2.500
                              2nd Quarter           6.063         3.375
                              3rd Quarter           8.125         5.375
                              4th Quarter          12.188         5.625

Fiscal Year Ended February 28, 1999
-----------------------------------

                              1st Quarter         $ 5.680        $4.400
                              2nd Quarter           5.000         2.875
                              3rd Quarter           3.800         2.500
                              4th Quarter           4.250         2.500



         (b)   Approximate Number of Equity Security Holders
               ---------------------------------------------

               As of May 22, 2000, there were approximately 210 record holders of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

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

Item 6.  Selected Financial Data
         -----------------------

         The selected information presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                       Fiscal Year Ended Last Day of February,
                              ---------------------------------------------------------------------------------------------
                                        2000              1999              1998             1997              1996
                                        ----              ----              ----             ----              ----
Net sales                        $26,390,684       $17,418,286       $18,018,689      $14,856,955       $14,602,000

Operating income                   2,781,222            99,370         1,551,114          811,712         1,204,459

Net income (1)                     2,162,592           289,140         1,148,436          683,845           892,091

Net income per share-diluted (2)(3)     0.52              0.07              0.28             0.17              0.21

Working capital                   12,430,582        10,592,510        10,236,421        7,645,040         9,428,915

Total assets                      19,168,147        16,038,207        15,801,237       13,924,402        14,379,986

Long-term debt                       139,670           294,618           427,174          562,879           689,877

Total liabilities                  4,127,580         3,332,874         3,366,444        2,725,000         2,982,675

Shareholders' equity              15,040,567        12,705,333        12,434,793       11,199,402        11,397,311

Shares outstanding (2)(3)          4,180,094         4,095,939         4,117,334        4,140,216         4,329,445

________________

(1)  Includes net interest income of $219,947, $227,033, $173,505, $170,864, and
     $114,412 in fiscal 2000, 1999, 1998, 1997 and 1996, respectively.

(2) Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

(3) On February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS 128.) All current and prior years' earnings per share data have been restated to conform to the provisions of SFAS 128.

Item 7.  Management's' Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
Results of Operations
---------------------

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


Results of Operations
---------------------

         Fiscal 2000 Compared To Fiscal 1999
         -----------------------------------

         Net sales for fiscal 2000 were $26,390,684, a 52% increase from net sales of $17,418,286 during fiscal 1999. Domestic sales in fiscal 2000 increased by 57% to $23,637,056 from $15,084,803 in fiscal 1999. Foreign sales in fiscal 2000 increased by 18% to $2,753,628 compared to $2,333,483 for fiscal 1999. As a percentage of net sales, domestic and foreign sales for fiscal 2000 were 90% and 10%, respectively, compared to 87% and 13% for fiscal 1999, respectively.

         The increase in both domestic and international net sales was the result of higher system sales across all product lines. Sales of Bio-logic's premier product leader, the Ceegraph XL, reflected not only strong demand in the high-end, long-term epilepsy monitoring market, but also led to increased demand for the Company's other neurology products such as the Ceegraph IV, Ceegraph Traveler, and Sleepscan Console. The strong sales increase also can be attributed to a volume increase in the number of multiple system orders shipped to the typical customer. In addition, the Company reported higher net sales in the audiology product line, in particular, the AuDX. The increase in net sales of the AuDX product was partially the result of an increasing number of states mandating that hospitals and birthing centers test for newborn hearing loss.

         Cost of equipment sold increased to $8,547,205 during fiscal 2000 compared to $5,633,758 for fiscal 1999, and as a percentage of net sales remained at approximately 32% for both fiscal 2000 and 1999. This increase in cost of equipment sold was the result of significantly higher net sales.

         Selling, general and administrative expenses increased by approximately 34% to $11,822,336 during fiscal 2000 compared to $8,831,053 for fiscal 1999, and as a percentage of net sales decreased to 45% for fiscal 2000 compared to 51% for fiscal 1999. Selling, general and administrative expenses for fiscal 2000 were higher in part due to increased staffing on the sales, customer support and executive teams. Also, sales commissions and travel expenses increased significantly due to higher net sales.

         Research and development expenses increased by approximately 14% to $3,239,921 during fiscal 2000 in contrast to $2,854,105 for fiscal 1999, and as a percentage of net sales, decreased to 12% for fiscal 2000 compared to 16% for fiscal 1999. The increase in research and development costs was mainly due to higher individual salaries, increases in outside consulting, additions to the audiology product line and the Company's continuing efforts to complete the conversion of all DOS-based systems to Windows-based platforms.

         For fiscal 2000, the Company had operating income of $2,781,222 compared to operating income of $99,370 for fiscal 1999. The increase in operating income in fiscal 2000 was the result of significantly higher gross profit partially offset by increased selling, general and administrative expenses and higher research and development costs.

         The Company had net interest income of $219,947 for fiscal 2000 compared to $227,033 for fiscal 1999. The decrease of net interest income is primarily due to lower interest income earned on the Company's money market accounts and higher interest expense on short- and long-term debt.

         The provision for income taxes during fiscal 2000 was approximately 28% of income before taxes, compared to 10% of income before taxes in fiscal 1999. The tax provision as a percentage of net income in fiscal 2000 was higher due to the substantial increase in the Company's domestic revenue and income before taxes.

         The Company had net income of $2,162,592 or $.52 per diluted share for fiscal 2000 compared to $289,140 or $.07 per diluted share for fiscal 1999. The increase in net income was the result of significantly higher gross profit across all product lines offset by higher operating expenses and corporate income taxes.

Recent Developments
-------------------

         The Company believes it will report lower sales and a net loss for the quarter ending May 31, 2000 compared with the quarter ended May 31, 1999. The Company attributes the decline in first quarter sales to a lack of urgency by hospital purchasing managers in making capital expenditure decisions now that the pressure of Y2K compliance has lifted, and a temporary shortage of electronic components, now rectified, that adversely impacted shipment dates for Bio-logic's new compact ABaer audiology unit.

Liquidity and Capital Resources
-------------------------------

         As of February 29, 2000, the Company had working capital of $12,430,582 including $4,959,902 of cash and cash equivalents and $6,323,513 of accounts receivable. The principal sources of working capital are funds generated from operations. Net cash used in operating activities during fiscal 2000 was $315,700. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

         Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000. Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base-lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The outstanding principal amount of the Bond was approximately $294,000 at February 29, 2000.

         The Company is a party to a number of research and development agreements under which, at February 29, 2000, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 29, 2000, the Company has paid royalties of $1,245,176 under such agreements.

         At February 29, 2000, the Company had no material capital commitments. The Company purchased 47,800 shares of the its common stock at an aggregate cost of $131,980 over the two year period of fiscal 2000 and 1999.

             From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

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

       23.1     Consent of Independent Auditors

         (b)       Reports on Form 8-K
                   -------------------

                   During the three months ended February 29, 2000, no reports on Form 8-K were filed by the Company.

_____________
(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).

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

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............................................    F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, February 29, 2000 and February 28, 1999........................    F-3

     Consolidated Statements of Earnings for the Years Ended
         February 29, 2000 and February 28, 1999.................................................    F-4

     Consolidated Statement of Shareholders' Equity for the Years
         Ended February 29, 2000 and February 28, 1999...........................................    F-5

     Consolidated Statements of Cash Flows for the Years Ended
         February 29, 2000 and February 28, 1999.................................................    F-6

     Notes to Consolidated Financial Statements..................................................    F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Shareholders and Board of Directors of Bio-logic Systems Corp.:


We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




                                                         GRANT THORNTON LLP
Chicago, IL
April 28, 2000

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

ASSETS                                                                           2000           1999
                                                                                 ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 4,959,902   $ 5,957,112
  Accounts receivable, less allowance for doubtful accounts
    of $360,554 in 2000 and $249,322 in 1999                                    6,323,513     3,359,291
  Inventories                                                                   4,408,557     3,533,408
  Prepaid expenses                                                                150,435       236,865
  Deferred income taxes                                                           400,286       299,195
                                                                              -----------   -----------

           Total current assets                                                16,242,693    13,385,871

PROPERTY, PLANT AND EQUIPMENT - Net                                             2,381,425     1,906,057

OTHER ASSETS                                                                      544,029       746,279
                                                                              -----------   -----------

TOTAL ASSETS                                                                  $19,168,147   $16,038,207
                                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $   154,153   $   143,467
  Accounts payable                                                              1,029,175       599,228
  Accrued salaries and payroll taxes                                            1,366,129       876,770
  Accrued interest and other expenses                                             438,208       619,023
  Accrued income taxes                                                            469,257       354,735
  Deferred revenue                                                                355,189       200,138
                                                                              -----------   -----------

           Total current liabilities                                            3,812,111     2,793,361

LONG-TERM DEBT - Less current maturities                                          139,670       294,618

DEFERRED INCOME TAXES                                                             175,799       244,895
                                                                              -----------   -----------

           Total liabilities                                                    4,127,580     3,332,874
                                                                              -----------   -----------

COMMITMENTS                                                                            --            --

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
   issued and outstanding; issued 4,161,309 and outstanding
   4,113,509 at February 29, 2000; issued 4,034,734 and
    outstanding 4,002,934 at February 28, 1999                                     41,613        40,347
  Additional paid-in capital                                                    4,969,417     4,754,981
  Retained earnings                                                            10,161,517     7,998,925
                                                                              -----------   -----------

                                                                               15,172,547    12,794,253

  Less treasury stock, at cost: 47,800 shares at Feb. 29, 2000
      and 31,800 shares at February 28, 1999                                      131,980        88,920
                                                                              -----------   -----------

           Total shareholders' equity                                          15,040,567    12,705,333
                                                                              -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $19,168,147   $16,038,207
                                                                              ===========   ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                            2000             1999
                                            ----             ----
NET SALES                                $ 26,390,684    $ 17,418,286

COST OF SALES                               8,547,205       5,633,758
                                         ------------    ------------

      Gross profit                         17,843,479      11,784,528

OPERATING EXPENSES:
  Selling, general, and administrative     11,822,336       8,831,053
  Research and development                  3,239,921       2,854,105
                                         ------------    ------------

       Total operating expenses            15,062,257      11,685,158
                                         ------------    ------------

OPERATING INCOME                            2,781,222          99,370

OTHER INCOME (EXPENSE):
  Interest income                             253,566         258,558
  Interest expense                            (33,619)        (31,525)
  Miscellaneous                                 2,423          (3,704)
                                         ------------    ------------

TOTAL OTHER INCOME                            222,370         223,329
                                         ------------    ------------

INCOME BEFORE INCOME TAXES                  3,003,592         322,699

PROVISION FOR INCOME TAXES                    841,000          33,559
                                         ------------    ------------

NET INCOME                               $  2,162,592    $    289,140
                                         ============    ============

NET INCOME PER SHARE:
Basic                                    $       0.54    $       0.07
                                         ============    ============

Diluted                                  $       0.52    $       0.07
                                         ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                       4,014,066       4,008,201
                                         ============    ============

Diluted                                     4,180,094       4,095,939
                                         ============    ============

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                      Capital Stock             Additional
                               --------------------------
                                 Number of                       Paid-in         Retained          Treasury
                                   Shares          Amount        Capital         Earnings            Stock           Total
                               -------------       ------        -------         --------        ------------        -----
BALANCE, March 1, 1998           3,983,104     $    39,831     $ 4,685,177      $ 7,709,785      $         --       $12,434,793

  Purchase of treasury stock                                                                          (88,920)          (88,920)

  Exercise of stock options         51,630             516          69,804                                               70,320

  Net income                                                                        289,140                             289,140
                               -----------     -----------     -----------      -----------      ------------       -----------

BALANCE, February 28, 1999       4,034,734          40,347       4,754,981        7,998,925           (88,920)       12,705,333

  Purchase of treasury stock                                                                          (43,060)          (43,060)

  Exercise of stock options        126,575           1,266         214,436                                              215,702

  Net income                                                                      2,162,592                           2,162,592
                               -----------     -----------     -----------      -----------      ------------       -----------

BALANCE, February 29, 2000       4,161,309     $    41,613     $ 4,969,417      $10,161,517      $   (131,980)      $15,040,567
                               ===========     ===========     ===========      ===========      ============       ===========

The accompanying notes are an integral part of this statement.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                           2000            1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 2,162,592    $   289,140
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                                          436,772        421,007
    Provision for bad debts                                                111,232         30,002
    Provision for inventory valuation                                       58,204          2,567
    Deferred income tax provision                                         (170,187)       (36,159)
    (Increases) decreases in assets:
      Accounts receivable                                               (3,075,454)       634,031
      Inventories                                                         (933,353)      (258,164)
      Prepaid expenses                                                      86,430        (92,013)
    Increases (decreases) in liabilities:
      Accounts payable                                                     429,947        105,415
      Accrued liabilities and deferred revenue                             463,595        280,862
      Accrued income taxes                                                 114,522       (247,100)
                                                                       -----------    -----------

         Net cash flows (used in) provided by operating activities        (315,700)     1,129,588

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (724,467)      (121,430)
  Other assets                                                              14,577        (32,819)
  Proceeds from maturities of investments                                     --        1,500,099
                                                                       -----------    -----------

        Net cash flows (used in) provided by investing activities         (709,890)     1,345,850

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                  215,702         70,320
  Purchase of treasury stock                                               (43,060)       (88,920)
  Payments on long-term debt                                              (144,262)      (124,094)
                                                                       -----------    -----------

        Net cash flows (used in) provided by financing activities           28,380       (142,694)
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (997,210)     2,332,744

CASH AND CASH EQUIVALENTS - Beginning of year                            5,957,112      3,624,368
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - End of year                                $ 4,959,902    $ 5,957,112
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                           $    23,928    $    31,525
                                                                       ===========    ===========

    Income taxes                                                       $   801,115    $   312,500
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

1.   BUSINESS

     Bio-logic Systems Corp. (the "Company") develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the health care industry in North America, Europe and the Far East.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic '83 Research Corp. and Bio-logic International Corp., and its wholly-owned foreign subsidiaries, Bio-logic Systems Corp., Ltd. and Bio-logic FSC International Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

     Marketable Securities - Marketable securities are comprised of US Government securities with maturities of more than three months.

     Inventories - Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

     Other Assets - Other assets consist primarily of capitalized research and development costs, patent costs and the premiums paid on officers' life insurance policies. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

     Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $2,250,000 and $1,722,000 as of February 29, 2000 and February 28, 1999, respectively.

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

     Earnings per Share - Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

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

     Segment Information - SFAS No. 131 requires disclosures of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is comprised of the following at February 29, 2000 and February 28, 1999:

                                                                      Estimated
                                                                    Useful Lives
                                              2000         1999      (in Years)
                                              ----         ----       ----------

    Land                                  $  676,534   $  676,534
    Building                               1,117,907    1,117,907         40
    Machinery and equipment                1,516,783    1,150,117          5
    Booths and exhibits                      101,531      101,531          5
    Office furniture and computers         1,843,430    1,613,346          7
    Transportation equipment                 115,057      129,824          3
    Building improvements                    171,880      121,651         15
                                          ----------   ----------

    Total                                  5,543,122    4,910,910
    Less accumulated depreciation          3,161,697    3,004,853
                                          ----------   ----------

    Property, plant and equipment - net   $2,381,425   $1,906,057
                                          ==========   ==========

    Depreciation expense amounted to $249,099 and $215,715 for 2000 and 1999, respectively.

4.  CAPITALIZED RESEARCH AND DEVELOPMENT COSTS

    Capitalized research and development expense consists of costs incurred from when the product is determined to be technologically feasible to the time the product is available for general release to customers. These costs consist primarily of internal research and development labor costs and outside development costs for software and related engineering prototypes necessary in the final design of new products. Capitalized research and development costs are amortized over a 5-year period, which approximates the expected life of the product.

    Unamortized research and development costs amounted to $195,667 and $371,534 at February 29, 2000 and February 28, 1999, respectively. Amortization expense amounted to $175,867 and $178,449 in 2000 and 1999 respectively.

5.  OPERATING LEASES

    The Company leases office and assembly facilities under long-term operating leases expiring from 2001 to 2009. Total rental expense amounted to $60,404 and $55,696 for 2000 and 1999, respectively.

    Future minimum annual rental commitments under these leases for the years ending after February 29, 2000 are as follows:

                             2001                           47,208
                             2002                           14,681
                             2003                           14,681
                             2004                           14,681
                             2005                           14,681
                             Thereafter                     58,724


6.  LONG-TERM DEBT

    Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. The interest rate on the Bond (6.6%) is 80 percent of the prime rate (8.25 percent at February 29, 2000). The office building and land are pledged as collateral for the Bond.

    The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 29, 2000 or February 28, 1999.

    Under the terms of the Bond agreement and the line of credit, the Company is to maintain average available non-interest bearing deposits in amounts not less than 10% of the unpaid balance of the Bond at the bank that purchased the Bond. The Company is also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricts the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond.

    Annual maturities of the Bond are as follows:

              2001                                  154,153
              2002                                  139,670
                                                   --------
                                                   $293,823
                                                   ========

7.  INCOME TAXES

    The provision for income taxes is as follows:

                                      2000             1999
                                      ----             ----
               Current:
                Federal           $  746,837         $ 37,850
                State                203,100           (6,750)
                Foreign               61,250           38,618
                                  ----------         --------

                Total current      1,011,187           69,718
               Deferred             (170,187)         (36,159)
                                  ----------         --------

               Total              $  841,000         $ 33,559
                                  ==========         ========

    The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                              2000         1999
                                                              ----         ----

    U.S. Federal statutory rate                               34.0%        34.0%
    Difference in foreign tax rate                            (4.8)       (24.8)
    Foreign Sales Corporation (FSC) operations                (0.4)        (3.2)
    State income taxes, net of Federal income tax benefit      3.6         (2.7)
    Other                                                     (4.4)         7.0
                                                              ----         ----
    Effective income tax rate                                 28.0%        10.3%
                                                              ====         ====

    Deferred tax assets and liabilities as of February 29, 2000 and February 28, 1999 and consist of the following:

                                                       2000             1999
                                                    ----------       ---------
    Deferred tax liabilities:
       Depreciation                                 $   98,031        $  97,471
       Research and development                         77,768          147,424
                                                    ----------        ---------

    Total deferred tax liabilities                     175,799          244,895
                                                    ----------        ---------

    Deferred tax assets:
       Accounts receivable                             143,302           99,086
       Inventory                                       116,111           93,912
       Vacation                                         34,527           23,368
       Warranty                                        106,346           82,829
                                                    ----------        ---------


    Total deferred tax assets                          400,286          299,195
                                                    ----------        ---------

    Net deferred tax asset                          $ (224,487)       $ (54,300)
                                                    ==========        =========

    The net deferred tax (asset) liability is classified in the balance sheet as follows:

                                                           2000          1999
                                                        ----------    ---------
    Deferred tax current asset                          $(400,286)   $(299,195)
    Deferred tax long-term liability                      175,799      244,895
                                                        ---------    ---------

    Net deferred tax asset                              $(224,487)   $ (54,300)
                                                        =========    =========


8. STOCK OPTIONS AND WARRANTS

     The Company's 1994 Incentive Stock Option Plan (the "Plan") permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 850,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value. Currently, outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

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

                                   Fiscal Year Ended     Fiscal Year Ended
                                     Feb. 29, 2000         Feb. 28, 1999
                                   -----------------     ------------------

     Net Income
      As Reported                     $ 2,162,592            $ 289,140
      Pro Forma                       $ 1,906,621            $ 131,199

     Net Income Per Share
     As Reported - Basic                 $0.54                   $0.07
                 - Diluted               $0.52                   $0.07

     Pro Forma   - Basic                 $0.47                   $0.03
                 - Diluted               $0.46                   $0.03

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 29, 2000 and February 28, 1999, respectively: no dividends; expected volatility of 74% and 74%, risk free interest rates of 6.2% and 5.5% and expected life of 9.3 and 9.4 years. The weighted average exercise price of options granted during the years ended February 29, 2000 and February 28, 1999 for which the exercise price exceeds the market price on the grant date was $3.36 and $3.37, respectively, and the weighted average fair value prices were $2.67 and $1.93, respectively. The weighted average exercise price of options granted during the years ended February 29, 2000 and February 28, 1999 for which the exercise price equals the market price on the grant date was $5.94 and $3.65, respectively, and the weighted average fair value prices were $4.88 and $2.99, respectively. There were no options granted during the years ended February 29, 2000 and February 28, 1999 for which the exercise price is below the market price on the grant date.

     The following tables summarize information concerning outstanding and exercisable stock options as of February 29, 2000:


                                     Weighted Average
                                        Remaining
        Range of        Number       Contractual Life     Weighted Average
     Exercise Price   Outstanding         (Years)          Exercise Price
     --------------   -----------    ----------------    -----------------
      $1.50-$2.50        69,226           6.91                  $2.25
      $2.51-$4.50       197,849           7.06                  $3.03
      $4.51-$6.50        72,000           7.12                  $4.81
      $6.51-$8.00       103,000           9.58                  $7.14
                        -------
                        442,075


                      Range of              Number        Weighted Average
                   Exercise Price        Exercisable       Exercise Price
                   --------------        -----------     -----------------
                    $1.50-$2.50             38,851             $2.06
                    $2.51-$4.50            116,563             $2.99
                    $4.51-$6.50             26,938             $4.69
                                           -------
                                           182,352
                                           =======

Additional information with respect to the Company's Plan at February 29, 2000 and February 28, 1999, are as follows:

                                      FISCAL 2000
                                      -----------
                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------      ----------------
Shares Under Option:
     Outstanding at beginning of year              415,763            $3.09
     Granted                                       187,000            $5.60
     Exercised                                    (147,038)           $2.86
     Forfeited                                     (13,650)           $2.66
                                                   -------
     Outstanding at end of year                    442,075            $4.20
                                                   =======

     Options exercisable at year-end               182,352            $3.05
                                                   =======

     Weighted average fair value for
       stock options granted during 2000                              $4.58


                                      FISCAL 1999
                                      -----------
                                                                Weighted Average
                                              Shares              Exercise Price
                                              ------            ----------------
Shares Under Option:
     Outstanding at beginning of year        467,463                  $2.99
     Granted                                  35,000                  $3.48
     Exercised                               (73,050)                 $2.22
     Forfeited                               (13,650)                 $3.12
                                             -------
     Outstanding at end of year              415,763                  $3.16
                                             =======

     Options exercisable at year-end         229,095                  $2.76
                                             =======

     Weighted average fair value for
      stock options granted during 1999                               $2.79

     In connection with the Company's 1986 stock offering, 258,750 warrants (including 33,750 to the underwriter) were issued. Each warrant entitles the holder to purchase one and one-half shares of common stock at an exercise price of $8.33 per share, subject to adjustment at any time commencing after the separation date, August 27, 1986, until May 31, 1999. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice, provided the closing price of the Company's common stock exceeds $11.67 per share for 20 consecutive trading days ending within 30 days of the date of notice. The Company let the warrants expire as of May 31, 1999.


9.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In 1986, 1989, 1991 and 1992, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000, $126,700 and $164,300, respectively, or an aggregate of $1,087,000. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sale of developed products. Royalties paid under these agreements amounted to approximately $43,000 and $141,000 in 2000 and 1999, respectively.


10.  EXPORT SALES

     Net foreign export sales are summarized as follows:

                                        2000               1999
                                        ----               ----

               Europe               $  937,483         $  957,284
               Far East              1,438,167            951,157
               Other                   377,978            425,042
                                    ----------         ----------

               Total                $2,753,628         $2,333,483
                                    ==========         ==========

     No significant sales were made by foreign subsidiaries in 2000 and 1999.


11.  EMPLOYEE BENEFIT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. The Company at varying rates matches employee contributions. The Company may also make discretionary contributions to the plan. The Company made total contributions of $156,118 and $129,498 in 2000 and 1999, respectively.

                                  SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIO-LOGIC SYSTEMS CORP.
Date:  May 30, 2000
                                           By: ________________________________
                                               Gabriel Raviv, CEO

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_____________________________       Chairman, Chief Executive                   May 30, 2000
Gabriel Raviv                       Officer, Director (Principal
                                    Executive Officer)

_____________________________       President, Chief Operating                  May 30, 2000
Roderick G. Johnson                 Officer, Director


_____________________________       Director                                    May 30, 2000
Charles Z. Weingarten, M.D.


_____________________________       Controller                                  May 30, 2000
James M. Smearman                   (Principal Financial Officer)


_____________________________       Director                                    May 30, 2000
Gil Raviv


_____________________________       Director                                    May 30, 2000
Irving Kupferberg


_____________________________       Director                                    May 30, 2000
Albert Milstein


_____________________________       Director                                    May 30, 2000
Craig W. Moore

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

   21.     Subsidiaries of the Company (8)

   23.1    Consent of Independent Auditors

_________________
  (1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).

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