Form 10QSB
period 2000-05-31
BIO LOGIC SYSTEMS CORP
filed 2000-07-14
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2000

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

                            YES  X          NO ___
                                ---

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                         Outstanding at July 11, 2000
          Common Stock $.01 par value                        4,171,709

                 Transitional Small Business Disclosure Format

                            Yes __          No X
                                               --

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                               TABLE OF CONTENTS

Part I.  Financial Information

                                                                                            Page
         Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at May 31, 2000
              and February 29, 2000                                                             3

              Condensed Consolidated Statements of Operations and
              Retained Earnings for the three months ended
              May 31, 2000 and 1999                                                             4

              Condensed Consolidated Statements of Cash Flows for
              the three months ended May 31, 2000 and 1999                                      5

              Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        7


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                              9

Signatures

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1.  Financial Information
Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                                                                 May 31, 2000     Feb. 29, 2000
                                                                                       ------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 5,200,079       $ 4,959,902
  Accounts receivable, less allowance for doubtful accounts
    of $389,058 at May 31, 2000 and $360,554 at Feb. 29, 2000                             4,702,195         6,323,513
  Inventories                                                                             4,573,246         4,408,557
  Prepaid expenses                                                                          197,179           150,435
  Deferred income taxes                                                                     400,286           400,286
                                                                                        -----------       -----------

           Total current assets                                                          15,072,985        16,242,693

PROPERTY, PLANT AND EQUIPMENT - Net                                                       2,553,795         2,381,425

OTHER ASSETS                                                                                580,388           544,029
                                                                                        -----------       -----------

TOTAL ASSETS                                                                            $18,207,168       $19,168,147
                                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  $   156,730       $   154,153
  Accounts payable                                                                          777,235         1,029,175
  Accrued salaries and payroll taxes                                                      1,104,234         1,366,129
  Accrued interest and other expenses                                                       348,089           438,208
  Accrued income taxes                                                                      288,864           469,257
  Deferred revenue                                                                          379,529           355,189
                                                                                        -----------       -----------
           Total current liabilities                                                      3,054,681         3,812,111

LONG-TERM DEBT - Less current maturities                                                     97,054           139,670

DEFERRED INCOME TAXES                                                                       175,799           175,799
                                                                                        -----------       -----------

           Total liabilities                                                              3,327,534         4,127,580
                                                                                        -----------       -----------

COMMITMENTS                                                                                      --                --

SHAREHOLDERS' EQUITY:
    Capital stock, $.01 par value; authorized, 10,000,000 shares;
      issued and outstanding; issued 4,170,509 and outstanding
      4,122,709 at May 31, 2000; issued 4,161,309 and
      outstanding 4,113,509 at February 29, 2000                                             41,705            41,613
    Additional paid-in capital                                                            4,996,067         4,969,417
    Retained earnings                                                                     9,973,842        10,161,517
                                                                                        -----------       -----------
                                                                                         15,011,614        15,172,547
    Less treasury stock, at cost: 47,800 shares at May 31, 2000
        and February 29, 2000                                                               131,980           131,980
                                                                                        -----------       -----------

           Total shareholders' equity                                                    14,879,634        15,040,567
                                                                                        -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $18,207,168       $19,168,147
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

                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)


                                             Three Months Ended
                                                    May 31,
                                       ----------------------------
                                            2000            1999
                                       ------------    ------------
NET SALES                              $  5,319,377    $  6,278,284

COST OF SALES                             1,861,246       1,996,924
                                       ------------    ------------

    Gross Profit                          3,458,131       4,281,360


OPERATING EXPENSES:
  Selling, general and administrative     2,953,361       2,668,385
  Research and development                  846,466         683,520
                                       ------------    ------------

  Total operating expenses                3,799,827       3,351,905
                                       ------------    ------------

  OPERATING INCOME (LOSS)                  (341,696)        929,455

OTHER INCOME (EXPENSE):
  Interest income                            86,769          58,527
  Interest expense                           (3,031)         (7,424)
  Miscellaneous                              (2,717)           (529)
                                       ------------    ------------

  TOTAL OTHER INCOME                         81,021          50,574
                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES          (260,675)        980,029

PROVISION (BENEFIT) FOR INCOME TAXES        (73,000)        274,400
                                       ------------    ------------

NET INCOME (LOSS)                      $   (187,675)   $    705,629
                                       ============    ============

RETAINED EARNINGS,
BEGINNING OF PERIOD                      10,161,517       7,998,925
                                       ------------    ------------

RETAINED EARNINGS,
END OF PERIOD                          $  9,973,842    $  8,704,554
                                       ============    ============

EARNINGS (LOSS) PER SHARE:

  Basic and diluted                    $      (0.05)   $       0.18
                                       ============    ============

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      May 31,
                                                                            ----------------------------
                                                                                2000            1999
                                                                            -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $   (187,675)   $   705,629
   Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
       Depreciation and amortization                                             122,420        115,046
       Provision for bad debts                                                    28,800         28,800
       Provision for inventory valuation                                         120,000         78,750
       (Increases) decreases in assets:
           Accounts receivable                                                 1,592,518       (698,313)
           Inventories                                                          (284,689)      (359,036)
           Prepaid expenses                                                      (46,744)       151,088
       Increases (decreases) in liabilities:
           Accounts payable and overdrafts                                      (251,940)        (5,086)
           Accrued liabilities and deferred revenue                             (327,674)      (151,087)
           Accrued income taxes                                                 (180,393)       210,685
                                                                             -----------    -----------
          Net cash flows provided by operating activities                        584,623         76,476

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (260,535)       (49,570)
  Other assets                                                                   (70,614)        (7,042)
                                                                             -----------    -----------
          Net cash flows (used in) investing activities                         (331,149)       (56,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                         26,742            500
  Purchase of treasury stock                                                          --        (43,060)
  Payments of long-term debt                                                     (40,039)       (34,233)
                                                                             -----------    -----------
          Net cash flows (used in) financing activities                          (13,297)       (76,793)
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 240,177        (56,929)

CASH AND CASH EQUIVALENTS - Beginning of period                                4,959,902      5,957,112
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS - End of period                                    $ 5,200,079    $ 5,900,183
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Cash paid during the period for:
      Interest                                                               $     2,533    $     7,550
                                                                             ===========    ===========
      Income taxes                                                           $   188,113    $    29,415
                                                                             ===========    ===========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

             Notes to Condensed Consolidated Financial Statements



 1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist principally of components, parts and supplies and are stated at the lower of cost, determined by the first-in, first-out method, or market.

3.   Net Income (Loss) Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,118,044 and 3,995,036 for the quarters ended May 31, 2000 and May 31, 1999, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,340,113 and 4,025,299 for the quarters ended May 31, 2000 and May 31, 1999, respectively.

     Because of the net loss for the quarter ended May 31, 2000, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

 4.  Accounting for Income Taxes

     Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

 5.  Treasury Stock Repurchase

     As of May 31, 2000, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

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

Liquidity and Capital Resources

     As of May 31, 2000, the Company had working capital of $12,018,304 including $5,200,079 in cash and cash equivalents and $4,702,195 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     The increase in cash flow for the three months ended May 31, 2000 was $240,177 and net cash flow provided by operations was $584,623. Net loss for the quarter ended May 31, 2000 was $187,675, decreasing cash flow from operations, while in contrast a net gain of $705,629 in the quarter ended May 31, 1999 increased cash flow from operations. In the first quarter ended May 31, 2000, cash flow from operations was provided in a reduction of accounts receivable and used in the purchase of additional inventory and in the reduction of accounts payable and accrued liabilities and income taxes.

Results of Operations

     Net sales for the three month period ended May 31, 2000 (the "2000 three months") decreased by approximately 15% to $5,319,377 from $6,278,284 in the three month period ended May 31, 1999 (the "1999 three months"). Domestic sales for the 2000 three months which represents 86% of net sales, decreased by 12% to $4,566,582 compared to $5,171,257 for the 1999 three months while foreign sales decreased approximately 32% to $752,795 for the 2000 three months from $1,107,027 during the 1999 three months. The decline in both domestic and international sales was across the Company's neurology, hearing and sleep product lines. The Company believes that a lack of urgency by purchasing managers in making capital expenditure decisions now that Year 2000 concerns have passed negatively impacted first quarter sales. In addition, first quarter sales comparisons were adversely impacted by two unusually large shipments which occurred in last year's first quarter, one domestic and one international, totaling approximately $1.5 million. Also, a temporary shortage of electronic components contributed to delays in shipments of the Company's recently launched ABaer(TM) hearing systems for newborns.

     Cost of sales decreased to $1,861,246 during the 2000 three months compared to $1,996,924 for the 1999 three months, and as a percentage of net sales increased to 35% for the 2000 three months compared to 32% for the 1999 three months. This increase in cost of sales as a percentage of net sales was the result of the lower sales volume, with higher fixed manufacturing and a less favorable sales mix.

     Selling, general and administrative expenses increased by 11% to $2,953,361 for the 2000 three months compared to $2,668,385 for the 1999 three months. As a percentage of net sales, selling, general and administrative expenses increased to 56% in the 2000 three months compared to 43% in the 1999 three months. This increase in selling, general and administrative expenses is primarily due to increased staffing in the areas of management, sales, customer support and field applications, partially offset by lower sales commissions. In addition, the Company experienced increases in travel, freight and office services expenses.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Research and development costs increased by 24% to $846,466 or 16% of net sales in the 2000 three months, compared to $683,520 or 11% of net sales in the 1999 three months. The increase in research and development costs in the 2000 first quarter was caused by higher employee costs at our facility in the U.S. plus increased expenses associated with expanded research and development activities in Israel and Poland.

     For the 2000 three months, the Company had an operating loss of $341,696 compared to an operating gain of $929,455 for the three months ended May 31, 1999. This decrease in operating income for the 2000 three months is mainly the result of lower net sales and higher operating expenses.

     Net interest income increased to $83,738 from $51,103 for the 2000 and 1999 three months, respectively. This increase reflects higher interest income due to a larger investment base and higher interest rates with a more favorable rate, plus lower interest expense from reduced long-term debt.

     The income tax benefit of $73,000 was 28% of the loss before income taxes during the 2000 three months compared to a tax provision of $274,400 or 28% of net income before taxes during the 1999 three months. The Company's income tax rate differs from the federal statutory rate of 35% due to differences in foreign income and its corresponding tax rates.

     The Company had a net loss of $187,675 or $.05 per basic and diluted share for the 2000 three months, compared to a net gain of $705,629 or $0.18 per basic and diluted share for the 1999 three months. The Company attributes the loss in the 2000 three months to lower sales worldwide, reduced gross profit margin and higher operating expenses.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part II.  Other Information

Item 6.  Exhibits and Reports on 8-K

(a)  Exhibits

3.1 Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

3.2            Certificate of Amendment to Certificate of
               Incorporation (2)

27.  Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 2000.

----------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-
               C).

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Signatures


                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: July 14, 2000           By: /s/ Roderick G. Johnson
                                      ________________________
                                        Roderick G. Johnson,
                                        President & Chief
                                        Operating Officer


     Date: July 14, 2000           By: /s/ James M. Smearman
                                      ______________________
                                          James M. Smearman,
                                              Controller
                                    (Principal Financial Officer)