Form 10QSB
period 2000-08-31
BIO LOGIC SYSTEMS CORP
filed 2000-10-16
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _____

                          Commission File No. 0-12240

                            BIO-LOGIC SYSTEMS CORP.
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                  36-3025678
      (State or other jurisdiction of              (I.R.S. Employer Identifica-
       incorporation or organization)                     tion Number)

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

              Class                      Outstanding at October 13, 2000
   Common Stock $.01 par value                  4,178,259 shares

                 Transitional Small Business Disclosure Format

                            Yes ___           No  X
                                                 ---

                               TABLE OF CONTENTS

Part I.  Financial Information

                                                                                Page
         Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at August 31, 2000
              and February 29,2000.                                                3

              Condensed Consolidated Statements of Operations and Retained
              Earnings for the three and six months ended August 31, 2000 and
              1999.                                                                4

              Condensed Consolidated Statements of Cash Flows for the six
              months ended August 31, 2000 and 1999.                               5

              Notes to Condensed Consolidated Financial Statements                 6

         Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  7

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders               9

         Item 5. Other Information                                                10

         Item 6. Exhibits and Reports on Form 8-K                                 10

Signatures

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1.  Financial Information
Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                                                       August 31, 2000         Feb. 29, 2000
                                                                             ---------------         -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $ 5,080,994           $ 4,959,902
 Accounts receivable, less allowance for doubtful accounts
   of $328,098 at August 31, 2000 and $360,554 at Feb. 29, 2000                    4,900,308             6,323,513
 Inventories                                                                       4,882,891             4,408,557
 Prepaid expenses                                                                    247,850               150,435
 Deferred income taxes                                                               400,286               400,286
                                                                                 -----------           -----------

      Total current assets                                                        15,512,329            16,242,693

PROPERTY, PLANT AND EQUIPMENT - Net                                                2,564,990             2,381,425

OTHER ASSETS                                                                         603,968               544,029
                                                                                 -----------           -----------

TOTAL ASSETS                                                                     $18,681,287           $19,168,147
                                                                                 ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                                            $   159,350           $   154,153
 Accounts payable                                                                    710,233             1,029,175
 Accrued salaries and payroll taxes                                                1,516,505             1,366,129
 Accrued interest and other expenses                                                 477,778               438,208
 Accrued income taxes                                                                307,061               469,257
 Deferred revenue                                                                    375,654               355,189
                                                                                 -----------           -----------

      Total current liabilities                                                    3,546,581             3,812,111

LONG-TERM DEBT - Less current maturities                                              55,510               139,670

DEFERRED INCOME TAXES                                                                175,799               175,799
                                                                                 -----------           -----------

      Total liabilities                                                            3,777,890             4,127,580
                                                                                 -----------           -----------

COMMITMENTS                                                                             ----                  ----

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
    issued and outstanding; issued 4,172,709 and outstanding
    4,124,909 at August 31, 2000; issued 4,161,309 and
    outstanding 4,113,509 at February 29, 2000                                        41,727                41,613
  Additional paid-in capital                                                       5,001,395             4,969,417
  Retained earnings                                                                9,992,255            10,161,517
                                                                                 -----------           -----------
                                                                                  15,035,377            15,172,547
  Less treasury stock, at cost: 47,800 shares at August 31, 2000
    and February 29, 2000                                                            131,980               131,980
                                                                                 -----------           -----------

      Total shareholders' equity                                                  14,903,397            15,040,567
                                                                                 -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $18,681,287           $19,168,147
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

                            Bio-logic Systems Corp.
                                  Form 10-QSB


     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)



                                                       Three Months Ended                    Six Months Ended
                                                            August 31,                         August 31,
                                                 ---------------------------------------------------------------------
                                                     2000               1999             2000                 1999
                                                 ------------      --------------    ------------       --------------
NET SALES                                        $  5,864,022       $   6,590,484     $11,183,399        $  12,868,768

COST OF SALES                                       1,942,321           1,917,890       3,803,568            3,914,814
                                                 ------------       -------------     -----------        -------------

  Gross Profit                                      3,921,701           4,672,594       7,379,831            8,953,954
                                                 ------------       -------------     -----------        -------------


OPERATING EXPENSES:
  Selling, general & administrative                 3,077,389           2,892,790       6,030,750            5,561,174
  Research & development                              883,585             829,942       1,730,051            1,513,462
                                                 ------------       -------------     -----------        -------------

Total operating expenses                            3,960,974           3,722,732       7,760,801            7,074,636
                                                 ------------       -------------     -----------        -------------


OPERATING INCOME (LOSS)                               (39,273)            949,862        (380,970)           1,879,318

OTHER INCOME (EXPENSE):
  Interest income                                      86,051              60,961         172,820              119,488
  Interest expense                                    (15,799)             (4,682)        (18,830)             (12,106)
  Miscellaneous                                        (5,391)               (916)         (8,107)              (1,445)
                                                 ------------       -------------     -----------        -------------

  TOTAL OTHER INCOME                                   64,861              55,363         145,883              105,937
                                                 ------------       -------------     -----------        -------------

INCOME (LOSS) BEFORE INCOME TAXES                      25,588           1,005,225        (235,087)           1,985,255

PROVISION (BENEFIT) FOR INCOME TAXES                    7,175             281,475         (65,825)             555,875
                                                 ------------       -------------     -----------        -------------

NET INCOME (LOSS)                                $     18,413       $     723,750     $  (169,262)       $   1,429,380
                                                 ============       =============     ===========        =============

RETAINED EARNINGS, BEGINNING OF PERIOD              9,973,842           8,704,555      10,161,517            7,998,925
                                                 ------------       -------------     -----------        -------------

RETAINED EARNINGS, END OF PERIOD                 $  9,992,255       $   9,428,305     $ 9,992,255        $   9,428,305
                                                 ============       =============     ===========        =============

EARNINGS (LOSS) PER SHARE:

Basic                                            $       0.01       $        0.18     $     (0.04)       $        0.36
                                                 ============       =============     ===========        =============

Diluted                                          $       0.01       $        0.17     $     (0.04)       $        0.35
                                                 ============       =============     ===========        =============


       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       August 31,
                                                                               --------------------------------

                                                                                    2000               1999
                                                                               --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $  (169,262)    $ 1,429,380
     Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
         Depreciation and amortization                                                241,969         225,470
         Provision for bad debts                                                       57,600          57,600
         Provision for inventory valuation                                            240,000         158,750
         (Increases) decreases in assets:
              Accounts receivable                                                   1,365,605      (1,499,511)
              Inventories                                                            (714,334)       (720,520)
              Prepaid expenses                                                        (97,415)        151,757
         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                                        (318,942)        114,769
              Accrued liabilities and deferred revenue                                210,411         485,786
              Accrued income taxes (net of refunds)                                  (162,196)        182,160
                                                                                  -----------     -----------

             Net cash flows provided by operating activities                          653,436         585,641

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (353,337)        (54,359)
     Other assets                                                                    (132,136)         (7,555)
                                                                                  -----------     -----------

             Net cash flows (used in) investing activities                           (485,473)        (61,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                           32,092             963
     Purchase of treasury stock                                                          ----         (43,060)
     Payments of long-term debt                                                       (78,963)        (68,268)
                                                                                  -----------     -----------

             Net cash flows (used in) financing activities                            (46,871)       (110,365)
                                                                                  -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      121,092         413,362

CASH AND CASH EQUIVALENTS - Beginning of period                                     4,959,902       5,957,112
                                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS - End of period                                         $ 5,080,994     $ 6,370,474
                                                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
         Interest                                                                 $     6,411     $    15,410
                                                                                  ===========     ===========

         Income taxes - (net of refunds)                                          $   209,113     $   339,415
                                                                                  ===========     ===========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


              Notes to Condensed Consolidated Financial Statements

1. The information furnished in this report reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost determined by the first-in, first-out method, or market.

3.   Net Income Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,124,208 and 3,987,152 for the quarters ended August 31, 2000 and 1999, respectively, and 4,121,126 and 3,991,092 for the six months ended August 31, 2000 and 1999, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,260,723 and 4,139,531 for the quarters ended August 31, 2000 and 1999, respectively, and 4,121,126 and 4,082,413 for the six months ended August 31, 2000 and 1999, respectively.

     Because of the net loss for the six months ended August 31, 2000, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

4.   Accounting for Income Taxes

     Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5.   Treasury Stock Repurchase

     As of August 31, 2000, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

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

Liquidity and Capital Resources

     As of August 31, 2000, the Company had working capital of $11,965,748 including $5,080,994 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     For the six months ended August 31, 2000, cash flow increased by $121,092 and net cash flow from operations increased by $653,436. A net loss for the six months ended August 31, 2000 decreased net cash flow from operating activities by $169,262 compared to net income of 1,429,380 that increased net cash flow from operating activities for the six months ended August 31, 1999. In the six months ended August 31, 2000, the Company invested in inventory to support the new hearing products resulting in a decrease of net cash flow of $714,334. The collection of customer payments reduced the Company's accounts receivable resulting in an increase of net cash flow of $1,365,605.

Results of Operations

     Net sales for the three and six month periods ended August 31, 2000 (the "2000 three and six months") decreased to $5,864,022 and $11,183,399, respectively, compared to $6,590,484 and $12,868,768 in the three and six month periods ended August 31, 1999 (the "1999 three and six months.") Domestic sales which represented 79% and 82% of net sales for the 2000 three and six months, respectively, decreased by 25% and 19% to $4,623,998 and $9,190,580 for the 2000 three and six months, respectively, compared to $6,160,900 and $11,332,157 for the 1999 three and six months, respectively. Foreign sales of $1,240,024 and $1,992,819 contributed 21% and 18% of net sales for the 2000 three and six months, respectively, an increase of 189% and 30% from $429,584 and $1,536,611 for the 1999 three and six months, respectively. The increase in foreign sales in the 2000 three and six months was due to strong initial demand, especially from Japan, of the Company's Audx, Abaer and Navigator Pro products. The Company's domestic and overall decrease in net sales for the 2000 three and six months was due to the delayed debut of new products for its line of hearing screening devices for infants, and lower unit sales in the Ceegraph and Sleep product lines caused, in part, by hospital purchasing managers delaying buying decisions after many of their Y2K concerns were addressed last year as well as increased competition.

                            Bio-logic Systems Corp.
                                 Form 10-QSP


     Cost of sales increased to $1,942,321 and decreased to $3,803,568 in the 2000 three and six months, respectively, compared to $1,917,890 and $3,914,814 for the 1999 three and six months, respectively. Cost of sales as a percentage of net sales increased to 33% and 34% for the 2000 three and six months, respectively, from 29% and 30% for the 1999 three and six months, respectively. This increase in cost of sales as a percentage of net sales in the 2000 three and six months was the result of unfavorable sales mix change, higher inventory reserve and higher service costs.

     Selling, general and administrative expenses increased by 6% and 8% to $3,077,389 and $6,030,750 during the 2000 three and six months, respectively, compared to $2,892,790 and $5,561,174 for the 1999 three and six months, respectively. Selling, general and administrative expenses as a percentage of net sales, increased to 52% and 54% during the 2000 three and six months, respectively, compared to 44% and 43%, respectively, for the 1999 three and six months. The increases in the 2000 three and six months reflects the cost of additional sales, customer support and executive personnel to better serve our current and future customers, plus increases in travel and office service costs offset by a decrease in sales commissions associated with lower net sales.

     Research and development costs increased by 6% and 14% to $883,585 and $1,730,051 for the 2000 three and six months, respectively, from $829,942 and $1,513,462 for the 1999 three and six months, respectively. As a percentage of net sales, total research and development costs increased to approximately 15% for both the 2000 three and six months, compared to 13% and 12% for the 1999 three and six months, respectively. The increase in research and development costs for the 2000 three and six months was the result of higher individual salaries and benefits plus increased development activity in Israel and Poland.

     The Company had operating losses of $39,273 and $380,970 for the 2000 three and six months, respectively, compared to operating income of $949,862 and $1,879,318 for the 1999 three and six months, respectively. The operating losses for the 2000 three and six months were a result of lower net sales at decreased gross margins combined with higher selling, general and administrative expenses and research and development costs.

     Net interest income increased to $153,990 for the 2000 six months compared to $107,382 for the 1999 six months. This increase reflects higher investment returns on the Company's cash investments offset by higher interest expense.

     The Company had income tax expense of $7,175 and a income tax benefit of $65,825 for the 2000 three and six months, respectively, compared to income tax expense of $281,475 and $555,875 for the 1999 three and six months, respectively. The Company's income tax rate differs from the federal statutory rate of 34% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $18,413 and a net loss of $169,262 or $0.01 and $(0.04) per diluted share respectively, compared to net income of $723,750 and $1,429,380 or $0.17 and $0.35 per diluted share, for the 1999 three and six months, respectively. The Company attributes the small earnings and the net loss for 2000 three and six months to a combination of lower net sales particularly in the Ceegraph and Sleep product lines, lower gross margins and higher selling, general and administrative and research and development costs.

                            Bio-logic Systems Corp.
                                 Form 10-QSP


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

    1. (a) The Company's 2000 Annual Meeting of Shareholders (the "2000 Annual Meeting") was held on August 17, 2000

       (b)   The following directors were elected at the 2000 Annual Meeting:

                                Gil Raviv
                                Irving Kupferberg
                                Roderick G. Johnson

             The following are the other directors of the Company whose term of office continued after the 2000 Annual Meeting:

                                Gabriel Raviv, Ph.D.
                                Craig W. Moore
                                Albert Milstein
                                Charles Z. Weingarten


          The following votes were cast in connection with the election of directors at the 2000 Annual Meeting:

                                               FOR                     AGAINST

             Gil Raviv                      3,807,090                  152,920
             Irving Kupferberg              3,807,090                  152,920
             Roderick G. Johnson            3,807,090                  152,920


     2. The following votes were cast with respect to the adoption of an amendment to the Company's 1994 Stock Option plan, which increased the number of the Company's Common Stock authorized for issuance thereunder from 850,000 to 1,600,000.

                            For                  Against             Abstain

                         2,246,943               269,335             20,787

                            Bio-logic Systems Corp.
                                 Form 10-QSP


Item 6.  Exhibits and Reports on 8-K


(a)  Exhibits

        27.   Financial Data Schedule

--------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 2000

                            Bio-logic Systems Corp.
                                 Form 10-QSP

                                  Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date: October 16, 2000             By: /s/ Roderick G. Johnson
                                                 -------------------------------
                                                     Roderick G. Johnson,
                                                      President & Chief
                                                      Operating Officer

          Date: October 16, 2000             By: /s/ James M. Smearman
                                                 -------------------------------
                                                    James M. Smearman,
                                                      Controller
                                              (Principal Financial Officer)

                            Bio-logic Systems Corp.
                                 Form 10-QSP

                                  Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date:  October 16, 2000         By: /s/ Roderick G. Johnson
                                        -----------------------
                                        Roderick G. Johnson,
                                        President & Chief
                                        Operating Officer

    Date:  October 16, 2000         By: /s/ James M. Smearman
                                        -----------------------
                                        James M. Smearman,
                                        Controller
                                        (Principal Financial Officer)