Form 10QSB
period 2000-11-30
BIO LOGIC SYSTEMS CORP
filed 2001-01-16
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____

                          Commission File No. 0-12240

                            BIO-LOGIC SYSTEMS CORP.
       (Exact name of small business issuer as specified in its charter)

                Delaware                               36-3025678
(State or other jurisdiction of          (I.R.S.Employer Identification Number)
incorporation or organization)

     One Bio-logic Plaza, Mundelein, Illinois               60060
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

                        YES   X                  NO   __
                            -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at January 10, 2001
        Common Stock $.01 par value               4,213,934 shares

                 Transitional Small Business Disclosure Format

                         Yes  ____          No  X
                                                -

                               TABLE OF CONTENTS


Part I.   Financial Information

                                                                               Page
          Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at November 30, 2000
               and February 29, 2000.                                             3

               Condensed Consolidated Statements of Operations and
               Retained Earnings for the three and nine months ended
               November 30, 2000 and 1999.                                        4

               Condensed Consolidated Statements of Cash Flows for
               the nine months ended November 30, 2000 and 1999.                  5

               Notes to Condensed Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                7

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                               9


Signatures

                            BIO-LOGIC SYSTEMS CORP.
                                  FORM 10Q-SB


Part 1.    Financial Information
Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                                                  Nov. 30, 2000  Feb. 29, 2000
                                                                        -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 5,293,725    $ 4,959,902
  Accounts receivable, less allowance for doubtful accounts
    of $356,966 at November 30, 2000 and $360,554 at Feb. 29, 2000          5,915,256      6,323,513
  Inventories                                                               4,738,659      4,408,557
  Prepaid expenses                                                            209,738        150,435
  Deferred income taxes                                                       400,286        400,286
                                                                          -----------    -----------

           Total current assets                                            16,557,664     16,242,693

PROPERTY, PLANT AND EQUIPMENT - Net                                         2,540,786      2,381,425

OTHER ASSETS                                                                  586,027        544,029
                                                                          -----------    -----------

TOTAL ASSETS                                                              $19,684,477    $19,168,147
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $   162,014    $   154,153
  Accounts payable                                                          1,366,328      1,029,175
  Accrued salaries and payroll taxes                                          508,837      1,366,129
  Accrued interest and other expenses                                       1,075,615        438,208
  Accrued income taxes                                                        459,472        469,257
  Deferred revenue                                                            522,929        355,189
                                                                          -----------    -----------

           Total current liabilities                                        4,095,195      3,812,111

LONG-TERM DEBT - Less current maturities                                       13,993        139,670

DEFERRED INCOME TAXES                                                         175,799        175,799
                                                                          -----------    -----------
            Total liabilities                                               4,284,987      4,127,580
                                                                          -----------    -----------

COMMITMENTS                                                                    ------         ------

SHAREHOLDERS' EQUITY:
    Capital stock, $.01 par value; authorized, 10,000,000 shares;
      issued and outstanding; issued 4,213,934 and outstanding
      4,166,134 at November 30, 2000; issued 4,161,309 and
      outstanding 4,113,509 at February 29, 2000                               42,139         41,613
    Additional paid-in capital                                              5,105,164      4,969,417
    Retained earnings                                                      10,384,167     10,161,517
                                                                          -----------    -----------

                                                                           15,531,470     15,172,547
    Less treasury stock, at cost: 47,800 shares at November 30, 2000
        and February 29, 2000                                                 131,980        131,980
                                                                          -----------    -----------

           Total shareholders' equity                                      15,399,490     15,040,567
                                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $19,684,477    $19,168,147
                                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                          Three Months Ended                  Nine Months Ended
                                             November 30,                        November 30,
                                       -------------------------------------------------------
                                              2000         1999         2000        1999
                                       -----------   ----------    -----------    -----------
NET SALES                              $ 6,622,632   $6,720,744    $17,806,031    $19,589,513

COST OF SALES                            2,061,774    2,214,163      5,865,341      6,128,978
                                       -----------   ----------    -----------    -----------

   Gross Profit                          4,560,858    4,506,581     11,940,690     13,460,535
                                       -----------   ----------    -----------    -----------

 OPERATING EXPENSES:
  Selling, general & administrative      3,163,571    3,068,905      9,194,321      8,630,079
  Research & development                   930,405      870,549      2,660,457      2,384,011
                                       -----------   ----------    -----------    -----------

Total operating expenses                 4,093,976    3,939,454     11,854,778     11,014,090
                                       -----------   ----------    -----------    -----------

OPERATING INCOME                           466,882      567,127         85,912      2,446,445

OTHER INCOME (EXPENSE):
  Interest income                           85,772       58,765        258,592        178,253
  Interest expense                          (4,193)      (5,203)       (23,023)       (17,309)
  Miscellaneous                             (4,139)       4,110        (12,246)         2,665
                                       -----------   ----------    -----------    -----------

  TOTAL OTHER INCOME                        77,440       57,672        223,323        163,609
                                       -----------   ----------    -----------    -----------

INCOME BEFORE INCOME TAXES                 544,322      624,799        309,235      2,610,054

PROVISION FOR INCOME TAXES                 152,410      174,950         86,585        730,825
                                       -----------   ----------    -----------    -----------
NET INCOME                             $   391,912   $  449,849    $   222,650    $ 1,879,229
                                       ===========   ==========    ===========    ===========

RETAINED EARNINGS,
BEGINNING OF PERIOD                      9,992,255    9,428,305     10,161,517      7,998,925
                                       -----------   ----------    -----------    -----------

RETAINED EARNINGS,
END OF PERIOD                          $10,384,167   $9,878,154    $10,384,167    $ 9,878,154
                                       ===========   ==========    ===========    ===========

EARNINGS (LOSS) PER SHARE:

Basic                                  $      0.09   $     0.11    $      0.05    $      0.47
                                       ===========   ==========    ===========    ===========

Diluted                                $      0.09   $     0.11    $      0.05    $      0.46
                                       ===========   ==========    ===========    ===========

       The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                Form 10-QBS

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                               Nine Months Ended
                                                                                   November 30,
                                                                         ----------------------------------

                                                                               2000                 1999
                                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                 $   222,650          $  1,879,229
Adjustments to reconcile net income to net cash flows
     from operating activities:
         Depreciation and amortization                                         384,536               350,734
         Provision for bad debts                                                86,400                86,400
         Provision for inventory valuation                                     360,000               253,750
         (Increases) decreases in assets:
              Accounts receivable                                              321,857            (2,441,609)
              Inventories                                                     (690,102)           (1,178,381)
              Prepaid expenses                                                 (59,303)               (1,411)
         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                                  337,153                92,157
              Accrued liabilities and deferred revenue                         (52,145)              780,395
              Accrued income taxes                                              (9.785)              267,110
                                                                           -----------          ------------

             Net cash flows from operating activities                          901,261                88,374
                                                                           -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (438,133)             (383,923)
     Other assets                                                             (147,762)              -(7,554)
                                                                           -----------          ------------

              Net cash flows used in investing activities                     (585,895)             (391,477)
                                                                           -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                   136,273                77,593
     Purchase of treasury stock                                                   ----               (43,060)
     Payments of long-term debt                                               (117,816)             (107,294)
                                                                           -----------          ------------

              Net cash flows from (used in) financing activities                18,457               (72,761)
                                                                           -----------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               333,823              (375,864)

CASH AND CASH EQUIVALENTS - Beginning of period                              4,959,902             5,957,112
                                                                           -----------          ------------

CASH AND CASH EQUIVALENTS - End of period                                  $ 5,293,725          $  5,581,248
                                                                           ===========          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
         Interest                                                          $    10,311          $     18,553
                                                                           ===========          ============

         Income Taxes                                                      $   209,113          $    429,415
                                                                           ===========          ============

                         The accompanying notes are an integral part of these
statements.

                            Bio-logic Systems Corp.
                                Form 10-QBS

              Notes to Condensed Consolidated Financial Statements

1. The information furnished in this report reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three and nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method or market.

3.   Net Income Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,146,696 and 4,007,120 for the quarters ended November 30, 2000 and 1999, respectively, and 4,129,649 and 3,996,435 for the nine months ended November 30, 2000 and 1999, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,237,523 and 4,235,239 for the quarters ended November 30, 2000 and 1999, respectively, and 4,278,705 and 4,099,125 for the nine months ended November 30, 2000 and 1999, respectively.

4.   Accounting for Income Taxes

     Deferred tax assets and liabilities are computed for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5.   Treasury Stock Repurchase

     As of November 30, 2000, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

                            Bio-logic Systems Corp.
                                  Form 10-QBS


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

Liquidity and Capital Resources

     As of November 30, 2000 the Company had working capital of $12,462,469 including $5,293,725 in cash and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     For the nine months ended November 30, 2000, cash flow increased by $333,823 and net cash flow from operations increased by $901,261. Net income for the nine months ended November 30, 2000 increased net cash flow from operating activities by $222,650 compared to net income of $1,879,229 for the nine months ended November 30, 1999. In the nine months ended November 30, 2000, the Company used $690,102 in cash to increase inventory for primarily the hearing business. In contrast, the Company increased cash flow by $321,857 by reducing accounts receivable. Finally, the Company used net cash from investing activities to purchase $438,133 in capital equipment.

Results of Operations

     Net sales for the three month period ended November 30, 2000 (the "2000 three months") decreased by 1% to $6,622,632 from $6,720,744 in the three month period ended November 30, 1999 (the "1999 three months."), while net sales for the nine month period ended November 30, 2000 (the "2000 nine months") decreased by 9% to $17,806,031 compared to $19,589,513 in the nine month period ended November 30, 1999 (the "1999 nine months.") Domestic sales decreased significantly by 14% and 17% to $5,392,992 and $14,583,572 for the 2000 three and nine months, respectively, compared to $6,289,307 and $17,621,465 for the 1999 three and nine months, respectively. Foreign sales of $1,229,640 and $3,222,459 contributed 19% and 18% of net sales for the 2000 three and nine months, respectively, an increase of 185% and 64% compared to $431,437 and $1,968,048 for the 1999 three and nine months, respectively. The increase in foreign sales in the 2000 three and nine months was due to continuing demand, especially in the Far East, of the Company's new AuDX, Abaer and Navigator Pro products. The Company continued to record lower net sales in the domestic market for the 2000 three and nine months due in part to increased competition and lower demand for its' high-end Ceegraph products resulting in fewer large multiple system orders. Finally, the Company believes its net sales have been negatively impacted by the decisions of hospital purchasing managers to delay buying hospital equipment until 2001 because of high capital outlay caused by the Y2K concern.

                            Bio-logic Systems Corp.
                                Form 10-QBS


     Cost of sales decreased to $2,061,774 and $5,865,341 for the 2000 three and nine months, respectively, compared to $2,214,163 and $6,128,978 for the 1999 three and nine months, respectively. Cost of sales as a percentage of net sales decreased to 31% during the 2000 three months from 33% during the 1999 three months and increased to 33% for the 2000 nine months compared to 31% for the 1999 nine months. The Company attributes the differences in the cost of sales as a percentage of net sales for the 2000 three and nine months to a combination of sales mix, continued higher inventory reserve and higher service costs.

     Selling, general and administrative expenses increased by 3% and 7% to $3,163,571 and $9,194,321 during the 2000 three and nine months, respectively, compared to $3,068,905 and $8,630,079 for the 1999 three and nine months, respectively. Selling, general and administrative expenses as a percentage of net sales increased to 48% and 52% during the 2000 three and nine months, respectively, compared to 46% and 44% for the 1999 three and nine months. The increases in the 2000 three and nine months continue to reflect the cost of investing in additional sales, customer support and executive personnel to better serve the Company's new and existing customers. In addition, the Company experienced high costs in travel, freight and office services offset by lower sales commissions.

     Research and development costs increased by 7% and 12% to $930,405 and $2,660,457 for the 2000 three and nine months, respectively, from $870,549 and $2,384,011 for the 1999 three and nine months, respectively. As a percentage of net sales, total research and development costs increased to approximately 14% and 15% for the 2000 three and nine months, respectively, compared to 13% and 12% for the 1999 three and nine months, respectively. The increase in research and development costs for the 2000 three and nine months resulted from a decision by Bio-logic to recruit and retain the best available software programmers, engineers and tester both in the U.S. and in Israel and Poland. The Company believes this will enable it to continually emphasize new product development along with feature enhancements on existing products.

     The Company had operating income of $466,882 and $85,912 for the 2000 three and nine months, respectively, compared to $567,127 and $2,446,445 for the 1999 three and nine months, respectively. The decrease in operating income for the 2000 three and nine months was the result of lower net sales together with higher selling, general and administrative costs and research and development expenses.

     Net interest income increased to $235,569 for the 2000 nine months compared to $160,944 for the 1999 nine months. This increase reflects higher investment returns on money market accounts partially offset by higher overall interest expense.

     The Company had income tax expense of $152,410 and $86,585 for the 2000 three and nine months, respectively, compared to $174,950 and $730,825 for the 1999 three and nine months, respectively. The Company's income tax rate differs from the federal statutory rate of 34% due to the differences in foreign income and its corresponding tax rates.

     The Company had net income of $391,912 and $222,650 or $0.09 and $0.05 per diluted share for the 2000 three and nine months, respectively, compared to net income of $449,849 and $1,879,229 or $0.11 and $0.46 per diluted share for the 1999 three and nine months, respectively. The Company attributes the lower earnings in the 2000 periods to decreased net sales plus higher variable selling cost, increase fixed costs associated with an expanded sales and customer support network, plus continued investment in research and development costs.

                            Bio-logic Systems Corp.
                                Form 10-QBS


Part II. Other Information


Item 6.  Exhibits and Reports on 8-K


(a)  Exhibits

        27.   Financial Data Schedule

--------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 2000

                            Bio-logic Systems Corp.
                                Form 10-QBS

Signatures

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date: January 16, 2001             By: /s/ Roderick G. Johnson
                                                 -----------------------------
                                                     Roderick G. Johnson,
                                                     President & Chief
                                                     Operating Officer
          Date: January 16, 2001             By: /s/ James M. Smearman
                                                 ------------------------------
                                                     James M. Smearman,
                                                         Controller
                                                  (Principal Financial Officer)