Form 10KSB
period 2001-02-28
BIO LOGIC SYSTEMS CORP
filed 2001-05-29
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                          Commission File No. 0-12240


                            BIO-LOGIC SYSTEMS CORP.
           --------------------------------------------------------
                (Name of Small Business Issuer in its charter)

        Delaware                                              36-3025678

                                                       -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Bio-logic Plaza, Mundelein, Illinois                      60060-3700
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (847) 949-5200
                                                --------------

             Securities registered under Section 12(b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered
    -------------------                                  -----------------------

           None                                                    None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
           --------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X                  No _____
                                     -----

     Check here if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State the issuer's revenues for its most recent fiscal year:  $24,122,008.

     As of May 24, 2001 the issuer had 4,215,909 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 24, 2001 was approximately $22.1 million.

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

         (c)   Narrative Description of Business
               ---------------------------------

               Bio-logic(R) Systems Corp. designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, and hearing loss, (including audiological and hearing screening and diagnosis.)

               Bio-logic's systems are in modular form and consist of IBM* PC compatible microcomputers purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software which enables medical personnel to administer diagnostic tests, to control various aspects of the testing, and to record and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis and that cost effectiveness and ease of operation are important competitive advantages of its systems.

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

               Bio-logic has incorporated remote communications capabilities in its product lines through both modem communications and computer networks. These new information capabilities include (a) the ability to view in real-time tests being conducted on a remote system, which is

_________________________

               A trademark of International Business Machines Corp.

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

          Computerized Electroencephalograph (EEG)
          ----------------------------------------

               The Company's Ceegraph(TM) line of computerized EEG systems records, displays, stores and analyzes the spontaneous brain electrical activity from various locations on a patient's scalp. Traditional EEG machines provide only paper tracings of EEG recordings. The Ceegraph stores the information in digital form and displays it on a color monitor. This provides the user added flexibility in display and analysis capabilities. Furthermore, digital analysis allows increased sensitivity to subtle functional abnormalities that may not be perceived in paper tracings of the raw data. The Ceegraph minimizes the need for hard copies of all recorded data, thereby significantly reducing paper supply and storage expenses.

               The Ceegraph line includes a series of several products, ranging from a software license which the customer adds to his own IBM compatible computer to create a digital EEG review system, to an ambulatory monitor, and/or an advanced laboratory system with multiple capabilities for EEG, long-term epilepsy monitoring of up to 128 channels of recording, quantitative EEG analysis and other neurological applications. The Ceegraph line also includes a Universal ReaderO that permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $25,000 to $75,000, depending upon the model.

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



          Hearing Screening Testing
          -------------------------

               Otoacoustic Emissions (OAE) testing is a non-invasive objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. The system introduces calibrated sounds into the patient's ear canal and measures the small amplitude acoustic response generated by the outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures. Auditory Brainstem Response (ABR) records and analyzes brain electrical activity recorded from the scalp in response to acoustic stimulation. The Company offers a series of products for OAE and ABR measurements, which are used in clinical practice to diagnose hearing/auditory impairments. They can also be used in hospital neonatal intensive care units or well-baby nurseries as a peripheral hearing screening tool.

               In fiscal 2001, the Company introduced the newest screening device, ABaer, which uses automatic Auditory Brainstem Response (ABR) - analyzing brain electrical activity recorded from the scalp. In addition, the Company continues to enhance the functionality of the AuDX(R) system, a battery-operated, hand-held OAE testing device designed to detect hearing impairment. The Company is actively marketing both AuDX and ABaer to hospitals for universal newborn hearing screening, pediatricians, family practitioners and schools. The selling price for the Bio-logic hearing screening systems ranges from $3,500 to $13,000.


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

          The evoked response tests performed by the Company's systems may be used to test hearing and sight of patients who are unable to communicate effectively, such as infants and mentally impaired individuals. Evoked response testing may also be utilized in intensive care units as a method of confirming brain death and in intraoperative monitoring. Surgical procedures of the back, head, neck and other areas involving the central nervous system can be monitored to reduce risks to the patient and improve outcomes. In addition, pharmacologists are using these measurements to study the interaction of drugs and their effects on living organisms, and researchers have used the test data to study the effects of pollution and chemicals on the human body. The approximate selling price of the evoked response systems, which consist of the Company's Explorer(TM), EP Navigator(R), Navigator Pro(R), and Traveler(R), range from $15,000 to $70,000, depending upon the number and types of tests included.

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

     Computerized Polysomnography
     ----------------------------

          Sleepscan (TM)II is the Company's Windows-based system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia and narcolepsy. Other specialties analyze sleep patterns to study mental disorders such as depression and sexual dysfunction.

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

          The Company also offers a portable Sleepscan Express system with 40-channel recording capability and built-in oximeter. Whereas other portable sleep analysis systems provide only summary analysis and fewer channels, the Sleepscan Express is one of the first truly portable sleep systems with full data disclosure of up to 40 channels. Records can be analyzed on other desktop Sleepscan systems.

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

          The Company's Airflow Pressure Transducer provides an alternative to the current airflow monitoring devices that uses changes in temperature as an indicator. It detects airflow by pressure changes so it can detect shallow breathing where temperature related transducers remain substantially unchanged. This method is documented to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

Product Development
-------------------

     Bio-logic focuses most of its research and development resources on the development of new products for its core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are completed based on the reviews and suggestions of customers and users of the products. During fiscal 2001 and 2000, Bio-logic expended $3,705,329 and $3,239,921, respectively, for research and development.

     In the digital EEG market, the Ceegraph IV family of products continues to evolve as more capabilities and features are added to the product line. This Windows-based product line is intended to meet the expanding needs of the Digital EEG and long-term EEG monitoring markets, from small, portable applications (Ceegraph/Sleepscan Traveler, Bio-logic's 24-channel ambulatory system) to large, powerful systems having up to 128 acquisition channels with patient digital video and many automatic analysis features. Packaging options have been expanded to include desktop, tower and laptop configurations.

     The Sleepscan II system for computerized polysomnography has had many new analysis features added to its extensive list of functions, including synchronized patient digital video, more extensive Summary Graph capabilities, new automated Sleep Staging algorithms, and full integration of a patient and test database system which is compatible across product lines. Also, the new Sleepscan II systems are Windows 98, NT and 2000 compatible.

     Major improvements and feature additions have also been made to Bio-logic's audiology market offerings. The Otoacoustic Emissions (OAE) product line now fully incorporates both the Distortion Product Otoacoustic Emissions (DPOAE) and Transient Evoked Otoacoustic Emissions (TEOAE) tests. Both the portable AuDX and the computer-based Scout product lines are equipped to handle either or both of these test types. Packaging and printing options have been added to enhance ease of use. The Evoked Potential product family has also continued to evolve. The ABaer and Navigator Pro portable hand-held products have achieved significant market success because of their easy-to-use features and dependable performance. These two products are used together to perform a complete range of auditory brainstem response (ABR) testing, from fast and accurate screening of newborn infants to in-depth diagnostic testing for patients of all ages. Bio-logic's latest audiology product developments have combined the functionality of both the OAE and ABaer products into a single portable product, providing a hearing screening device capable of performing both OAE and ABR tests in a single test session.

     For the Neurology markets, which include both EEG (Ceegraph IV) and Sleep (Sleepscan II), new developments have added new operating system compatibility, many new software features, and the new Netlink hardware patient data acquisition module. Both products are now fully compatible with Windows 98, NT and 2000 operating systems. New software features include integrated functionality with other industry standard "automated event detection" programs such as Persyst and Stellate, remote viewing of live synchronized EEG and digital video over networks ("streaming video"), and a significantly improved method for managing amplifier setups and display montages, especially useful for 128-channel data acquisition systems employing the Ceegraph XL hardware. The newest hardware addition to the Bio-logic family, Netlink, is a Ethernet connected 40-channel device capable of performing all functions required by the EEG and Sleep markets. Capabilities of the Netlink include data collection start/stop and impedance test start/stop and display right at the patient, DC channels, and fully integrated body position and oximeter functions. The Ethernet interface for Netlink eliminates the need for specialized hardware interfaces at the computer, allowing the use of laptop computers in many applications requiring enhanced portability.

     The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

     The Company is a party to a number of research and development agreements under which, as of February 28, 2001, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. During fiscal 2001, the Company sold no products covered under these agreements that required royalty or licensing payments. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 29, 2000, the Company had paid royalties of $1,245,176 under such agreements.

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

     In March 27, 2001, the Company renewed and expanded its contract with Premier Inc., one of the nation's largest healthcare alliances, as a dual-source supplier for neurodiagnostic products to its 1,800 hospital and health system members. Bio-logic's new three-year contract with Premier Inc. includes its epilepsy monitoring, hearing and sleep diagnostic systems in addition to neurodiagnostics products previously under contract.

     In April 2001, the Company signed two contracts with Novation, the supply company of the VHA and University Health Systems Consortium (UHC), as a dual-source supplier for neurodiagnostic and hearing assessment systems to its 2,200 hospital and health system members. Bio-logic's new three-year contracts with Novation include its EEG, epilepsy monitoring, surgery monitoring and sleep study systems as well as products for screening and diagnosis of hearing disorders.

     The Company also has arrangements with foreign distributors to sell the Company's products overseas, to include European, Middle Eastern, Far East and Latin American markets. During fiscal 2001 and 2000, no one customer or distributor accounted for over 10% of the Company's revenues.

     To demonstrate, promote and market its systems, Bio-logic attends seminars and trade shows organized by others and sponsors its own educational and sales oriented seminars throughout the United States. Selling and marketing programs include sales and product brochures, advertising and direct mail programs.

Foreign Sales
-------------

     During fiscal 2001, export sales increased to $4,826,230, or approximately 20% of net sales, compared to $2,753,628, or approximately 10% of net sales, in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for some system sales to certain foreign countries. Political and governmental conditions, import and export restrictions, and currency fluctuations, particularly in the Far East and South America, can at times adversely affect the Company's foreign business.


Customer Training, Support and Maintenance
------------------------------------------

     In connection with the installation of a system, the Company's independent domestic dealers' sales representatives or, if the sale is made directly by the Company, the Company's customer support personnel, will train the customer's medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. The Company continues to support its technical and customer training staff. Foreign sales are supported by the Company's foreign distributors who are provided periodic training and support. The Company's practice is to offer, without additional charge, a one-year limited warranty on its software and equipment for parts and labor. The Company has experienced satisfactory field operating results and warranty expense has been insignificant to date. The manufacturers of the microcomputer included in the Company's systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, the Company offers its customers service and maintenance agreements for an additional fee. Service fees have been insignificant to date. Software enhancements developed by the Company are typically distributed to system users for a minimal fee.

Assembly, System Hardware and Sources of Supply
-----------------------------------------------

     The Company assembles its systems by integrating microcomputers, monitors, printers and certain standard components produced by other manufacturers with peripherals and other hardware, including circuit boards, and certain electronic components manufactured by Bio-logic and software packages which it has developed. The Company's systems are composed of IBM PC-compatible microcomputers, appropriate printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers. The Company also performs quality control and testing procedures on all systems prior to delivery.

Patents and Trademarks
----------------------

     The Company currently owns six patents covering certain aspects of its brain mapping system and other technology developed by the Company, including the most recent patent related to the SmartPack. The Company continues to expand its intellectual property and has applied for three additional patents. These applications are currently under review by the U.S. Patent Office. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, AuDX, Scout, Navigator, and Traveler. The Company has developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

Competition
-----------

     The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation, Excel Tech Limited, Grass-Telefactor,(an Astro-Med, Inc. Company), NCI, Inc., Nihon-Kohden Corporation, Oxford Instruments, Medical Graphics Corporation, Mallinckrodt, Inc., Cadwell Laboratories, Inc and Natus Medical Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of its integrated systems. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and information technology requirements.


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


Employees
---------

     As of February 28, 2001, the Company employed 134 persons full time. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers
------------------

     The executive officers of the Company are as follows:


          Name                    Age     Position
          ----                    ---     --------

          Gabriel Raviv, Ph.D.     50     Chairman, Chief
                                          Executive Officer

          Roderick G. Johnson      51     President, Chief
                                          Operating Officer

          Thomas S. Lacy           58     Vice
                                          President-Marketing
                                          and Sales


     Gabriel Raviv has been a Director of the Company since it commenced operations in March 1979. He became President and Chief Executive Officer of the Company in February 1981. In September 1999, Dr. Raviv relinquished the role of President retaining the position of Chief Executive Officer of the Company. Dr. Raviv formerly served as director of the Clinical Research Instrumentation Laboratory at Evanston Hospital (an affiliate of Northwestern University) and is currently an Adjunct Professor at Northwestern University. Dr. Raviv received his M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from Northwestern University.

     Roderick Johnson joined the Company in September 1999 as President, Chief Operating Officer and a member of the Board of Directors. He founded the NeuroCare Group in 1994 and served as Chairman, President and Chief Executive Officer until 1999. From 1992 through 1994, Mr. Johnson served as Chief Executive Officer in Residence at Weiss, Peck & Greer and the Continental Illinois Venture Corporation. In addition, from 1988 through 1991, Mr. Johnson was President and Chief Executive Officer of Domino Amjet, Inc.

         Thomas Lacy has been Vice President-Marketing and Sales of the Company since January 1994. Prior thereto, he was Vice President-International of Packard Instrument Corporation from July 1992 until July 1993 and Vice President-General Manager of Packard Instrument Company from September 1988 until July 1992.

Item 2.  Properties
         ----------

         The Company's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The building and property are owned by the Company, subject to Industrial Development Bond financing with a remaining principal balance of approximately $136,500. As collateral for the Bond, the Company granted the municipality a mortgage on the property.

         The Company also leases three offices overseas with current annual rents of approximately $61,522, $23,528 and $15,000.

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

         Not Applicable.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         (a)   Price Range of Securities
               -------------------------

               The Company's Common Stock is listed on the Nasdaq National Market under the symbol BLSC. The Company's Warrants are listed in the "pink sheets" but have not been priced since December 1990. The following tables set forth the high and low sales prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions. The quotations are rounded to the nearest 1/1000.




                                                High                Low
                                            Sales Price         Sales Price
                                            -----------         -----------

Fiscal Year Ended February 28, 2001
-----------------------------------

                       1st Quarter           $ 14.875              $5.031
                       2nd Quarter              6.875               4.688
                       3rd Quarter              7.375               3.250
                       4th Quarter              4.438               2.250

Fiscal Year Ended February 29, 2000
-----------------------------------

                       1st Quarter           $  3.625              $2.500
                       2nd Quarter              6.063               3.375
                       3rd Quarter              8.125               5.375
                       4th Quarter             12.188               5.625



         (b)             Approximate Number of Equity Security Holders
                         ---------------------------------------------

                         As of May 24, 2001, there were approximately 229 record
holders of the Company's Common Stock. The Company believes, based on its last ADP search, that there are in excess of 400 beneficial owners of its Common Stock.

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


                                                  Fiscal Year Ended Last Day of February,
                                       ----------------------------------------------------------------
                                              2001          2000         1999         1998         1997
                                              ----          ----         ----         ----         ----
Net sales                              $24,122,008   $26,390,684  $17,418,286  $18,018,689  $14,856,955

Operating income (loss)                   (221,298)    2,781,222       99,370    1,551,114      811,712

Net income (1)                             448,932     2,162,592      289,140    1,148,436      683,845

Net income per share-diluted (2)(3)           0.11          0.52         0.07         0.28         0.17

Working capital                         12,691,560    12,430,582   10,592,510   10,236,421    7,645,040

Total assets                            20,123,030    19,168,147   16,038,207   15,801,237   13,924,402

Long-term debt                                   0       139,670      294,618      427,174      562,879

Total liabilities                        4,494,645     4,127,580    3,332,874    3,366,444    2,725,000

Shareholders' equity                    15,628,385    15,040,567   12,705,333   12,434,793   11,199,402

Shares outstanding (2)(3)                4,259,453     4,180,094    4,095,939    4,117,334    4,140,216

__________________

(1) Includes net interest income of $304,492, $219,947, $227,033, $173,505 and
    $170,864 in fiscal 2001, 2000, 1999, 1998 and 1997, respectively.

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


Results of Operations
---------------------

          Fiscal 2001 Compared To Fiscal 2000
          -----------------------------------

          Net sales for fiscal 2001 were $24,122,008, a 9% decrease from net sales of $26,390,684 during fiscal 2000. Domestic sales in fiscal 2001 decreased by 18% to $19,295,778 from $23,637,056 in fiscal 2000. Foreign sales in fiscal 2001 increased by 75% to $4,826,230 compared to $2,753,628 for fiscal 2000. As a percentage of net sales, domestic and foreign sales for fiscal 2001 were 80% and 20%, respectively, compared to 90% and 10% for fiscal 2000, respectively. The increase in foreign sales in fiscal 2001 was due to continuing demand, especially in the Far East, for the Company's new ABaer and Navigator Pro products along with the previously introduced AuDX. The Company recorded lower net sales in the domestic market for fiscal 2001 due in part to increased competition and lower demand for its high-end Ceegraph products resulting in fewer large multiple system orders. Finally, the Company believes its fiscal 2001 net sales suffered in comparison to fiscal 2000 due to stronger demand resulting from Y2K concerns.

          Cost of equipment sold decreased to $8,599,511 during fiscal 2001 compared to $8,547,205 for fiscal 2000, and as a percentage of net sales increased to 36% for fiscal 2001 compared to 32% for fiscal 2000. This increase in cost of equipment sold was the result of unfavorable product mix, higher service costs and additional provisions for inventory obsolence.

          Selling, general and administrative expenses increased by approximately 2% to $12,038,466 during fiscal 2001 compared to $11,822,336 for fiscal 2000, and as a percentage of net sales increased to 50% for fiscal 2001 compared to 45% for fiscal 2000. Selling, general and administrative expenses for fiscal 2001 were higher due to staffing increases, higher benefits costs and increased travel expenses partially offset by lower sales commissions.

          Research and development expenses increased by approximately 14% to $3,705,329 during fiscal 2001 in contrast to $3,239,921 for fiscal 2000, and as a percentage of net sales, increased to 15% for fiscal 2001 compared to 12% for fiscal 2000. The increase in research and development costs was mainly due to higher salaries and benefits, increases in outside consulting, and higher costs associated with increased development activities at the Company's Polish and Israeli operations.

          For fiscal 2001, the Company had an operating loss of $221,298 compared to operating income of $2,781,222 for fiscal 2000. The decrease in operating income in fiscal 2001 was the result of lower net sales, lower profit margins, higher research and development costs and increases in selling, general and administrative expenses.

     The Company had net interest income of $304,493 for fiscal 2001 compared to $219,947 for fiscal 2000. The increase in net interest income was primarily due to higher interest income earned on the Company's cash investments and lower interest expense on debt.

     The Company generated an income tax benefit in fiscal 2001 of $377,917, compared to an income tax provision of $841,000 or 28% of income before taxes in fiscal 2000. The income tax benefit in fiscal 2001 was primarily the result of favorable permanent tax differences associated with the Company's FSC subsidiary and foreign income reported at the Company's Israeli subsidiary.

     The Company had net income of $448,932 or $.11 per diluted share for fiscal 2001 compared to $2,162,592 or $.52 per diluted share for fiscal 2000. The decrease in net income was largely the result of lower net sales coupled with higher product costs and higher operating expenses, partially offset by the income tax benefit.


Liquidity and Capital Resources
-------------------------------

     As of February 28, 2001, the Company had working capital of $12,691,560 including $5,619,495 of cash and $6,043,617 of accounts receivable. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 2001 was $1,306,619. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

     Bio-logic's headquarters and manufacturing facility were partially financed with an Industrial Development Bond (the "Bond") in the original principal amount of $1,600,000. Principal and interest on the Bond are payable in monthly installments through December 1, 2001. The Bond bears interest at 80% of the base-lending rate in effect from time to time. As collateral for the Bond indebtedness, the Company granted the municipality a mortgage on the property including improvements. The Company also agreed to maintain a current ratio of not less than 1.5:1 and a ratio of total liabilities to net worth of not greater than 1:1, and agreed not to declare or pay cash dividends without the prior written consent of the bank which purchased the Bond. The Company agreed to maintain at such bank a compensating balance equal to 10% of the unpaid balance of the loan in a non-interest bearing account. The outstanding principal amount of the Bond was approximately $136,500 at February 28, 2001.

     The Company is a party to a number of research and development agreements under which, at February 28, 2001, the Company had received an aggregate of approximately $1,087,000. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. The total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 2001, the Company has paid royalties of $1,245,176 under such agreements.

     At February 28, 2001, the Company had no material capital commitments. The Company had purchased 47,800 shares of the its common stock at an aggregate cost of $131,980 as of February 28, 2001 and February 29, 2000.

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

     10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation (6)

     10.11  Agreement and General Release between the Company and Gil Raviv (9)

     10.12  Letter dated May 2, 1994 from First American Bank to the Company
            (10)

     10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (11)

     10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (12)

     10.15  Employment Agreement with Roderick G. Johnson (13)

     21.    Subsidiaries of the Company (8)

     23.1   Consent of Independent Auditors

         (b)   Reports on Form 8-K
               -------------------

               During the three months ended February 28, 2001, no reports on Form 8-K were filed by the Company.

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

(13) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended August 31, 1999.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................  F-2

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets, February 28, 2001 and February 29, 2000..  F-3

 Consolidated Statements of Earnings for the Years Ended
  February 28, 2001 and February 29, 2000..............................  F-4

 Consolidated Statement of Shareholders' Equity for the Years
  Ended February 28, 2001 and February 29, 2000........................  F-5

 Consolidated Statements of Cash Flows for the Years Ended
  February 28, 2001 and February 29, 2000..............................  F-6

 Notes to Consolidated Financial Statements............................  F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Bio-logic Systems Corp.:


We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                              GRANT THORNTON LLP
Chicago, IL
April 27, 2001

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

ASSETS                                                                  2001          2000
                                                                        ----          ----
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 5,619,495   $ 4,959,902
  Accounts receivable, less allowance for doubtful accounts
    of $362,085 in 2001 and $360,554 in 2000                          6,043,617     6,323,513
  Inventories                                                         4,493,754     4,408,557
  Prepaid expenses                                                      263,339       150,435
  Deferred income taxes                                                 595,000       400,286
                                                                    -----------   -----------

           Total current assets                                      17,015,205    16,242,693

PROPERTY, PLANT AND EQUIPMENT - Net                                   2,527,419     2,381,425

OTHER ASSETS                                                            580,406       544,029
                                                                    -----------   -----------

TOTAL ASSETS                                                        $20,123,030   $19,168,147
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                              $   136,506   $   154,153
  Accounts payable                                                    2,067,414     1,029,175
  Accrued salaries and payroll taxes                                    682,973     1,366,129
  Accrued interest and other expenses                                   851,040       438,208
  Accrued income taxes                                                  107,523       469,257
  Deferred revenue                                                      478,189       355,189
                                                                    -----------   -----------

           Total current liabilities                                  4,323,645     3,812,111

LONG-TERM DEBT - Less current maturities                                 ------       139,670

DEFERRED INCOME TAXES                                                   171,000       175,799
                                                                    -----------   -----------

           Total liabilities                                          4,494,645     4,127,580
                                                                    -----------   -----------

COMMITMENTS                                                              ------        ------

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
    issued and outstanding; issued 4,214,634 and outstanding
    4,166,834 at February 28, 2001; issued 4,161,309 and
     outstanding 4,113,509 at February 29, 2000                          42,146        41,613
  Additional paid-in capital                                          5,107,770     4,969,417
  Retained earnings                                                  10,610,449    10,161,517
                                                                    -----------   -----------

                                                                     15,760,365    15,172,547

  Less treasury stock, at cost: 47,800 shares at Feb. 28, 2001
     and February 29, 2000                                              131,980       131,980
                                                                    -----------   -----------

           Total shareholders' equity                                15,628,385    15,040,567
                                                                    -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $20,123,030   $19,168,147
                                                                    ===========   ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                        2001          2000
                                                                        ----          ----
NET SALES                                                           $24,122,008   $26,390,684

COST OF SALES                                                         8,599,511     8,547,205
                                                                    -----------   -----------

     Gross profit                                                    15,522,497    17,843,479

OPERATING EXPENSES:
  Selling, general, and administrative                               12,038,466    11,822,336
  Research and development                                            3,705,329     3,239,921
                                                                    -----------   -----------

     Total operating expenses                                        15,743,795    15,062,257
                                                                    -----------   -----------

OPERATING INCOME (LOSS)                                                (221,298)    2,781,222

OTHER INCOME (EXPENSE):
  Interest income                                                       334,271       253,566
  Interest expense                                                      (29,779)      (33,619)
  Miscellaneous                                                         (12,179)        2,423
                                                                    -----------   -----------

TOTAL OTHER INCOME                                                      292,313       222,370
                                                                    -----------   -----------

INCOME  BEFORE INCOME TAXES                                              71,015     3,003,592

PROVISION (BENEFIT) FOR INCOME TAXES                                   (377,917)      841,000
                                                                    -----------   -----------

NET INCOME                                                          $   448,932   $ 2,162,592
                                                                    ===========   ===========

NET INCOME PER SHARE:
     Basic                                                          $      0.11   $      0.54
                                                                    ===========   ===========

     Diluted                                                        $      0.11   $      0.52
                                                                    ===========   ===========

AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                            4,138,833     4,014,066
                                                                    ===========   ===========

     Diluted                                                          4,259,453     4,180,094
                                                                    ===========   ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2001



                                                            Capital Stock      Additional
                                                        ---------------------
                                                        Number of               Paid-in       Retained     Treasury
                                                         Shares       Amount    Capital       Earnings      Stock         Total
                                                        ---------     ------    -------       --------     --------       -----
BALANCE, March 1, 1999                                  4,034,734     $40,347  $4,754,981    $ 7,998,925   $ (88,920)  $12,705,333

  Purchase of treasury stock                                -----       -----       -----          -----     (43,060)      (43,060)

  Exercise of stock options and gifts                     126,575       1,266     214,436          -----       -----       215,702

  Net income                                                -----       -----       -----      2,162,592       -----     2,162,592
                                                        ---------     -------  ----------  -------------   ---------   -----------

BALANCE, February 29, 2000                              4,161,309      41,613   4,969,417     10,161,517    (131,980)   15,040,567

  Exercise of stock options and gifts                      53,325         533     138,353          -----       -----       138,886

  Net income                                                -----       -----       -----        448,932       -----       448,932
                                                        ---------     -------  ----------  -------------   ---------   -----------

BALANCE, February 28, 2001                              4,214,634     $42,146  $5,107,770    $10,610,449   $(131,980)  $15,628,385
                                                        =========     =======  ==========  =============   =========   ===========

The accompanying notes are an integral part of this statement.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                            2001                2000
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   448,932         $ 2,162,592
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                                            446,224             436,772
    Provision for bad debts                                                  115,200             111,232
    Provision for inventory valuation                                        580,000              58,204
    Deferred income tax provision                                           (199,513)           (170,187)
    (Increases) decreases in assets:
      Accounts receivable                                                    164,696          (3,075,454)
      Inventories                                                           (665,197)           (933,353)
      Prepaid expenses                                                      (112,904)             86,430
    Increases (decreases) in liabilities:
      Accounts payable                                                     1,038,239             429,947
      Accrued liabilities and deferred revenue                              (147,324)            463,595
      Accrued income taxes                                                  (361,734)            114,522
                                                                         -----------         -----------

        Net cash flows (used in) provided by operating activities          1,306,619            (315,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (452,201)           (724,467)
  Other assets                                                              (176,394)             14,577
                                                                         -----------         -----------

        Net cash flows (used in) provided by investing activities           (628,595)           (709,890)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                    138,886             215,702
  Purchase of treasury stock                                                    ----             (43,060)
  Payments on long-term debt                                                (157,317)           (144,262)
                                                                         -----------         -----------

        Net cash flows (used in) provided by financing activities            (18,431)             28,380
                                                                         -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             659,593            (997,210)

CASH AND CASH EQUIVALENTS - Beginning of year                              4,959,902           5,957,112
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS - End of year                                  $ 5,619,495         $ 4,959,902
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                             $    13,420         $    23,928
                                                                         -----------         -----------

    Income taxes, net of refunds                                         $   183,330         $   801,115
                                                                         -----------         -----------

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

     Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were approximately $2,868,000 and $2,250,000 as of February 28, 2001 and February 29, 2000, respectively.

     Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following at February 28, 2001 and February 29, 2000:

                                                                     Estimated
                                                                   Useful Lives
                                            2001          2000       (in Years)
                                                                     ----------

     Land                                 $  676,534    $  676,534
     Building                              1,117,907     1,117,907       40
     Machinery and equipment               1,689,941     1,516,783        5
     Booths and exhibits                     174,197       101,531        5
     Office furniture and computers        2,007,097     1,843,430        7
     Transportation equipment                209,141       115,057        3
     Building improvements                   186,655       171,880       15
                                          ----------    ----------

     Total                                 6,061,472     5,543,122
     Less accumulated depreciation         3,534,053     3,161,697
                                          ----------    ----------

     Property, plant and equipment - net  $2,527,419    $2,381,425
                                          ==========    ==========

     Depreciation expense amounted to $347,015 and $249,099 for 2001 and 2000, respectively.


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

     Unamortized research and development costs amounted to $78,324 and $195,667 at February 28, 2001 and February 29, 2000, respectively. Amortization expense amounted to $117,343 and $175,867 in 2001 and 2000, respectively.

5.   OPERATING LEASES

     The Company leases office and assembly facilities under long-term operating leases expiring from 2001 to 2007. Total rental expense amounted to $100,050 and $60,404 for 2001 and 2000, respectively.

     Future minimum annual rental commitments under these leases for the years ending after February 28, 2001 are as follows:


                2002                    $118,860
                2003                      79,908
                2004                      76,800
                2005                      76,800
                2006                      76,800
                Thereafter                44,800

6.   LONG-TERM DEBT

     Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") are due in varying monthly installments through December 2001. The interest rate on the Bond (6.8%) is 80 percent of the prime rate (8.50%) at February 28, 2001. The office building and land are pledged as collateral for the Bond.

     The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 2001 or February 29, 2000.

     Under the terms of the Bond agreement and the line of credit, the Company is to maintain average available non-interest bearing deposits in amounts not less than 10% of the unpaid balance of the Bond at the bank that purchased the Bond. The Company is also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricts the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond. In fiscal 2002, annual maturities of the Bond will be $136,506.

7.   INCOME TAXES

     The provision for income taxes is as follows:


                                            2001          2000
                                            ----          ----
               Current:
                Federal                 $(202,109)    $  746,837
                State                     (62,000)       203,100
                Foreign                    85,705         61,250
                                        ---------     ----------

                Total current            (178,404)     1,011,187
               Deferred                  (199,513)      (170,187)
                                        ---------     ----------

               Total                    $(377,917)    $  841,000
                                        =========     ==========

     The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                                           2001           2000
                                                                           ----           ----
     U.S. Federal statutory rate                                           34.0 %         34.0%
     Difference in foreign tax rate                                      (257.2)          (4.8)
     Foreign Sales Corporation (FSC) operations                          (218.0)          (0.4)
     State income taxes, net of Federal income tax benefit               ( 87.3)           3.6
     Other                                                               (  3.6)          (4.4)
                                                                      ---------       --------
     Effective income tax (benefit) rate                                 (532.1)%         28.0%
                                                                      =========       ========

     Deferred tax assets and liabilities as of February 28, 2001 and February 29, 2000 and consist of the following:

                                                                           2001          2000
                                                                           ----          ----
     Deferred tax liabilities:
      Depreciation                                                    $ 106,000     $   98,031
      Research and development                                           65,000         77,768
                                                                      ---------     ----------

     Total deferred tax liabilities                                     171,000        175,799
                                                                      ---------     ----------

     Deferred tax assets:
      Accounts receivable                                               141,000        143,302
      Inventory                                                         155,000        116,111
      Vacation                                                           46,000         34,527
      Accrued Expenses                                                   70,000          -----
      Warranty                                                          183,000        106,346
                                                                      ---------     ----------

     Total deferred tax assets                                          595,000        400,286
                                                                      ---------     ----------

     Net deferred tax asset                                           $(424,000)    $ (224,487)
                                                                      =========     ==========

     The net deferred tax (asset) liability is classified in the balance sheet as follows:

                                             2001         2000
                                         ---------    ---------
     Deferred tax current asset          $(595,000)   $(400,286)
     Deferred tax long-term liability      171,000      175,799
                                         ---------    ---------

     Net deferred tax asset              $(424,000)   $(224,487)
                                         =========    =========

8. STOCK OPTIONS AND WARRANTS

     The Company's 1994 Incentive Stock Option Plan (the "Plan") permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 1,600,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value. Currently, outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

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

                              Fiscal Year Ended       Fiscal Year Ended
                                Feb. 28, 2001            Feb. 29, 2000
                                -------------            -------------

     Net Income
       As Reported                  $448,932                $2,162,592
       Pro Forma                    $113,552                $1,906,621

     Net Income Per Share
       As Reported - Basic          $   0.11                $     0.54
                   - Diluted        $   0.11                $     0.52

       Pro Forma   - Basic          $   0.03                $     0.47
                   - Diluted        $   0.03                $     0.46

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 28, 2001 and February 29, 2000, respectively: no dividends; expected volatility of 79% and 74%, risk free interest rates of 5.9% and 6.2% and expected life of 9.3 and 9.3 years. The weighted average exercise price of options granted during the years ended February 28, 2001 and February 29, 2000 for which the exercise price exceeds the market price on the grant date was $5.64 and $3.36, respectively, and the weighted average fair value prices were $4.76 and $2.67, respectively. The weighted average exercise price of options granted during the years ended February 28, 2001 and February 29, 2000 for which the exercise price equals the market price on the grant date was $4.28 and $5.94, respectively, and the weighted average fair value prices were $4.00 and $4.88, respectively. There were no options granted during the years ended February 28, 2001 and February 29, 2000 for which the exercise price is below the market price on the grant date.

     The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 2001:

                                        Weighted Average
                                            Remaining
         Range of           Number      Contractual Life   Weighted Average
      Exercise Price     Outstanding         (Years)        Exercise Price
     -----------------   -----------    -----------------  ----------------

     $1.50-$2.50            50,625            5.93               $2.31
     $2.51-$4.50           167,550            5.46               $3.03
     $4.51-$6.50           109,000            6.68               $4.88
     $6.51-$8.00           107,000            8.60               $7.14
                           -------
                           434,175
                           =======


                      Range of          Number        Weighted Average
                   Exercise Price    Exercisable       Exercise Price
                   --------------    -----------       --------------

                      $1.50-$2.50       38,063              $2.26
                      $2.51-$4.50      112,131              $3.04
                      $4.51-$6.50       32,689              $4.70
                                       -------
                                       182,883
                                       =======

Additional information with respect to the Company's Plan at February 28, 2001 and February 29, 2000, is as follows:


                                  FISCAL 2001
                                  -----------


                                                           Weighted Average
                                               Shares       Exercise Price
                                               ------       --------------

Shares Under Option:
  Outstanding at beginning of year               442,075        $4.14
  Granted                                         65,000        $4.38
  Exercised                                      (51,025)       $2.06
  Forfeited                                      (21,875)       $2.70
                                                --------
  Outstanding at end of year                     434,175        $4.50
                                                ========

  Options exercisable at year-end                182,883        $3.18
                                                ========

  Weighted average fair value for
   stock options granted during 2001                            $4.38


                                  FISCAL 2000
                                  -----------

                                                           Weighted Average
                                                 Shares     Exercise Price
                                                 ------     --------------

Shares Under Option:
  Outstanding at beginning of year               415,763        $3.09
  Granted                                        187,000        $5.60
  Exercised                                     (147,038)       $2.86
  Forfeited                                      (13,650)       $2.66
                                                 -------
  Outstanding at end of year                     442,075        $4.20
                                                 =======

  Options exercisable at year-end                182,352        $3.05
                                                 =======

  Weighted average fair value for
   stock options granted during 2000                            $4.58



     In connection with the Company's 1986 stock offering, 258,750 warrants (including 33,750 to the underwriter) were issued. Each warrant entitles the holder to purchase one and one-half shares of common stock at an exercise price of $8.33 per share, subject to adjustment at any time commencing after the separation date, August 27, 1986, until May 31, 1999. The warrants are subject to redemption by the Company at $.05 per warrant on 30 days prior written notice, provided the closing price of the Company's common stock exceeds $11.67 per share for 20 consecutive trading days ending within 30 days of the date of notice. The warrants expired as of May 31, 1999.

9.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

     In 1986, 1989, 1991 and 1992, the Company entered into research and development agreements with a third party under which the Company received approximately $400,000, $396,000, $126,700 and $164,300, respectively, or an aggregate of $1,087,000. The Company is required to pay royalties on the sales of products developed under the grants, as well as a percentage of any licensing fees for agreements entered into with other companies for the sale of developed products. In fiscal 2001, the Company no longer sold products developed under these agreements in which royalties were due. Royalties paid under these agreements in fiscal 2000 amounted to approximately $43,000.

10.  EXPORT SALES


     Net foreign export sales are summarized as follows:


                                       2001        2000
                                       ----        ----

              Europe               $  859,461  $  937,483
              Far East              2,468,861   1,438,167
              Other                 1,497,908     377,978
                                   ----------  ----------

              Total                $4,826,230  $2,753,628
                                   ==========  ==========

     No significant sales were made by foreign subsidiaries in 2001 and 2000.


11.  EMPLOYEE BENEFIT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. The Company at varying rates matches employee contributions. The Company may also make discretionary contributions to the plan. The Company made total contributions of $159,060 and $156,118 in 2001 and 2000, respectively.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIO-LOGIC SYSTEMS CORP.
Date:  May 29, 2001
                                    By: ______________________
                                        Gabriel Raviv, CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



__________________________    Chairman, Chief Executive         May 29, 2001
Gabriel Raviv                 Officer, Director (Principal
                              Executive Officer)




__________________________    President, Chief Operating        May 29, 2001
Roderick G. Johnson           Officer, Director



__________________________    Director                          May 29, 2001
Charles Z. Weingarten, M.D.



__________________________    Controller                        May 29, 2001
James M. Smearman             (Principal Financial Officer)


__________________________    Director                          May 29, 2001
Gil Raviv


_________________________     Director                          May 29, 2001
Irving Kupferberg


__________________________    Director                          May 29, 2001
Albert Milstein


__________________________    Director                          May 29, 2001
Craig W. Moore

                                 EXHIBIT INDEX
                                 -------------



Exhibit
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

 10.15    Employment Agreement with Roderick G. Johnson (13)

 21.      Subsidiaries of the Company (8)

 23.1     Consent of Independent Auditors


_____________________

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

(13) Incorporated by reference from the Company's Report on Form 10-QSB for the quarter ended August 31, 1999.