Form 10QSB
period 2001-05-31
BIO LOGIC SYSTEMS CORP
filed 2001-07-16
CIK 355007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2001

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

                         YES   X        NO  ___
                              ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                      Outstanding at July 11, 2001
     Common Stock $.01 par value                      4,216,259

                 Transitional Small Business Disclosure Format

                         Yes  ____      No   X
                                             -

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                               TABLE OF CONTENTS

Part I.   Financial Information

                                                                     Page

      Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at May 31, 2001
            and February 28, 2001                                      3

            Condensed Consolidated Statements of Operations and
            Retained Earnings for the three months ended
            May 31, 2001 and 2000                                      4

            Condensed Consolidated Statements of Cash Flows for
            the three months ended May 31, 2001 and 2000               5

            Notes to Condensed Consolidated Financial Statements       6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K                        9

Signatures

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1.    Financial Information
Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                                       May 31, 2001        Feb. 28, 2001
                                                                       ------------        -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 6,540,726          $ 5,619,495
  Accounts receivable, less allowance for doubtful accounts
    of $405,041 at May 31, 2001 and $362,085 at Feb. 28, 2001             5,113,355            6,043,617
  Inventories                                                             5,014,828            4,493,754
  Prepaid expenses                                                          331,898              263,339
  Deferred income taxes                                                     595,000              595,000
                                                                        -----------          -----------

           Total current assets                                          17,595,807           17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                       2,532,813            2,527,419

OTHER ASSETS                                                                533,814              580,406
                                                                        -----------          -----------

TOTAL ASSETS                                                            $20,662,434          $20,123,030
                                                                        ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                  $    96,417          $   136,506
  Accounts payable                                                        1,672,361            2,067,414
  Accrued salaries and payroll taxes                                        629,371              682,973
  Accrued interest and other expenses                                     1,333,293              851,040
  Accrued income taxes                                                      331,400              107,523
  Deferred revenue                                                          367,966              478,189
                                                                        -----------          -----------

           Total current liabilities                                      4,430,808            4,323,645

LONG-TERM DEBT - Less current maturities                                     ------               ------

DEFERRED INCOME TAXES                                                       171,000              171,000
                                                                        -----------          -----------

           Total liabilities                                              4,601,808            4,494,645
                                                                        -----------          -----------

COMMITMENTS                                                                  ------               ------

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares;
     issued and outstanding; issued 4,170,509 and outstanding
     4,122,709 at May 31, 2001; issued 4,161,309 and
     outstanding 4,113,509 at February 28, 2001                              42,161               42,146
  Additional paid-in capital                                              5,112,310            5,107,770
  Retained earnings                                                      11,038,135           10,610,449
                                                                        -----------          -----------

                                                                         16,192,606           15,760,365
  Less treasury stock, at cost: 47,800 shares at May 31, 2001
       and February 28, 2001                                                131,980              131,980
                                                                        -----------          -----------

           Total shareholders' equity                                    16,060,626           15,628,385
                                                                        -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $20,662,434          $20,123,030
                                                                        ===========          ===========

The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                                  Three Months Ended
                                                       May 31,
                                             ----------------------------
                                                 2001            2000
                                             -----------      -----------
NET SALES                                    $ 8,713,830      $ 5,319,377

COST OF SALES                                  3,439,993        1,861,246
                                             -----------      -----------

 Gross profit                                  5,273,837        3,458,131


OPERATING EXPENSES:
  Selling, general and administrative          3,501,456        2,953,361
  Research and development                     1,109,669          846,466
                                             -----------      -----------

  Total operating expenses                     4,611,125        3,799,827
                                             -----------      -----------


OPERATING INCOME (LOSS)                          662,712         (341,696)

OTHER INCOME (EXPENSE):
  Interest income                                 75,092           86,769
  Interest expense                                (5,780)          (3,031)
  Miscellaneous                                  (84,338)          (2,717)
                                             -----------      -----------

  TOTAL OTHER INCOME (EXPENSE)                   (15,026)          81,021
                                             -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                647,686         (260,675)

PROVISION (BENEFIT) FOR INCOME TAXES             220,000          (73,000)
                                             -----------      -----------

NET INCOME (LOSS)                            $   427,686      $  (187,675)
                                             ===========      ===========

RETAINED EARNINGS,
BEGINNING OF PERIOD                           10,610,449       10,161,517
                                             -----------      -----------

RETAINED EARNINGS,
END OF PERIOD                                $11,038,135      $ 9,973,842
                                             -----------      -----------

EARNINGS (LOSS) PER SHARE:

 Basic and diluted                           $      0.10      $     (0.05)
                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               May 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   427,686     $ (187,675)
  Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
     Depreciation and amortization                                        134,057        122,420
     Provision for bad debts                                               28,800         28,800
     Provision for inventory valuation                                    570,000        120,000
     (Increases) decreases in assets:
       Accounts receivable                                                901,462      1,592,518
       Inventories                                                     (1,091,074)      (284,689)
       Prepaid expenses                                                   (68,559)       (46,744)
     Increases (decreases) in liabilities:
       Accounts payable and overdrafts                                   (395,053)      (251,940)
       Accrued liabilities and deferred revenue                           318,428       (327,674)
       Accrued income taxes                                               223,877       (180,393)
                                                                      -----------     ----------

       Net cash flows provided by operating activities                  1,049,624        584,623

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (92,859)      (260,535)
  Other assets                                                             ------        (70,614)
                                                                      -----------     ----------

       Net cash flows (used in) investing activities                      (92,859)      (331,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                   4,555         26,742
  Purchase of treasury stock                                               ------         ------
  Payments of long-term debt                                              (40,089)       (40,039)
                                                                      -----------     ----------

       Net cash flows (used in) financing activities                      (35,534)       (13,297)
                                                                      -----------     ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          921,231        240,177

CASH AND CASH EQUIVALENTS - Beginning of period                         5,619,495      4,959,902
                                                                      -----------     ----------

CASH AND CASH EQUIVALENTS - End of period                             $ 6,540,726     $5,200,079
                                                                      ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
     Interest                                                         $     2,805     $    2,533
                                                                      ===========     ==========

     Income taxes                                                     $     3,876     $  188,113
                                                                      ===========     ==========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

              Notes to Condensed Consolidated Financial Statements


1. The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories

     Inventories consist principally of components, parts and supplies and are stated at the lower of cost, determined by the first-in, first-out method, or market.

3.   Net Income (Loss) Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,167,204 and 4,118,044 for the quarters ended May 31, 2001 and May 31, 2000, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,306,806 and 4,340,113 for the quarters ended May 31, 2001 and May 31, 2000, respectively.

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

5.   Treasury Stock Repurchase

     As of May 31, 2001, the Company had purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

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


Liquidity and Capital Resources

     As of May 31, 2001, the Company had working capital of $13,164,999, including $6,540,726 in cash and cash equivalents and $5,113,355 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

     The increase in cash flow for the three months ended May 31, 2001 was $921,231 and net cash flow provided by operations was $1,049,624. Net income for the quarter ended May 31, 2001 was $427,686, increasing cash flow from operations, while a net loss of $187,675 in the quarter ended May 31, 2000 decreased cash flow from operations. In the first quarter ended May 31, 2001, cash flow from operations was provided primarily by a reduction of accounts receivable and increases in accrued income taxes, liabilities and deferred revenue. In contrast, cash flow from operations was used primarily for the purchase of additional inventory and the reduction of accounts payable.


Results of Operations

     Net sales for the three month period ended May 31, 2001 (the "2001 three months") increased by approximately 64% to $8,713,830 from $5,319,377 in the three month period ended May 31, 2000 (the "2000 three months"). Domestic sales for the 2001 three months, which represents 90% of net sales, increased by 72% to $7,858,134 compared to $4,566,582 for the 2000 three months. In addition, foreign sales increased approximately 14% to $855,696 for the 2001 three months from $752,795 during the 2000 three months. The increase in domestic sales can be attributed primarily to the $3.2 million sale of the Company's hearing products to numerous health facilities in the Province of Ontario, Canada.
Also, net sales of the Company's ABaer and NavPro hearing products continued strong to domestic, non-Canadian customers since their introduction in the second quarter of fiscal 2001. In addition, sales of the Sleepscan product line grew significantly from the prior year. In contrast, sales of the Company's other neurology product line, Ceegraph, declined in the 2001 three months compared to the 2000 three months due in part to delays in the release of new neurology hardware (Netlink) and increased competition. International sales increased primarily due to sales of hearing products, in particular the ABaer and AuDX, which were partially offset by a decline in sales of the Ceegraph products.

     Cost of sales increased to $3,439,993 during the 2001 three months compared to $1,861,246 for the 2000 three months, and as a percentage of net sales increased to 39% for the 2001 three months compared to 35% for the 2000 three months. This increase in cost of sales as a percentage of net sales was the result of higher service and manufacturing costs plus an increase to the provision for inventory obsolescence as a result of the introduction of various new products and technologies in both the neurology and hearing businesses.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Selling, general and administrative expenses increased by 19% to $3,501,456 for the 2001 three months compared to $2,953,361 for the 2000 three months. This increase in selling, general and administrative expenses is primarily due to substantially higher sales commissions associated with the increase in net sales of the Company's hearing products combined with higher marketing costs. As a percentage of net sales, selling, general and administrative expenses decreased to 40% in the 2001 three months compared to 56% in the 2000 three months.

     Research and development costs increased by 31% to $1,109,669 or 13% of net sales in the 2001 three months, compared to $846,466 or 16% of net sales in the 2000 three months. The increase in research and development costs in the 2001 first quarter was caused by higher employee costs at our facility in the U.S., continued increases associated with the Company's expanded research and development activities in Poland plus increased royalty expense associated with sales of the ABaer product.

     For the 2001 three months, the Company had operating income of $662,712 compared to an operating loss of $341,696 for the three months ended May 31, 2000. The increase in operating income for the 2001 three months is mainly the result of higher net sales associated with the Canadian order offset by increases in cost of sales and higher operating expenses.

     Net interest income decreased to $69,312 from $83,738 for the 2001 and 2000 three months, respectively. This decrease reflects lower interest income due to lower market interest rates. In addition, a currency loss of $84,484 was incurred due to the decline of the Canadian dollar versus U.S. dollar.

     The tax provision of $220,000 was 34% of the net income before income taxes during the 2001 three months compared to an income tax benefit of $73,000 or 28% of the loss before taxes during the 2000 three months. The Company's income tax rate differs from the federal statutory rate of 34% due to differences in foreign income and its corresponding tax rates.

     The Company had net income of $427,686 or $.10 per basic and diluted share for the 2001 three months, compared to a net loss of $187,675 or $0.05 per basic and diluted share for the 2000 three months. The Company attributes the gain in the 2001 three months to higher net sales partially offset by increases in cost of sales, operating expenses, currency losses and income taxes.

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



(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 2001.

--------------------------------------------

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



     Date: July 16, 2001                By: /s/ Roderick G. Johnson
                                            -----------------------
                                                Roderick G. Johnson,
                                                 President & Chief
                                                 Operating Officer


     Date: July 16, 2001                By: /s/ James M. Smearman
                                            ---------------------
                                                James M. Smearman,
                                                 Controller
                                            (Principal Financial Officer)

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                                  Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  July 16, 2001               By:_________________________
                                              Roderick G. Johnson,
                                               President & Chief
                                               Operating Officer

     Date:  July 16, 2001               By:_________________________
                                              James M. Smearman,
                                                  Controller
                                         (Principal Financial Officer)