Form 10QSB
period 2001-08-31
BIO LOGIC SYSTEMS CORP
filed 2001-10-16
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly Period Ended August 31, 2001

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

        Class                                    Outstanding at October 8, 2001
 Common Stock $.01 par value                            4,235,556 shares

                  Transitional Small Business Disclosure Format

                                    Yes      No  X
                                        ---     ---

                                TABLE OF CONTENTS

Part I.  Financial Information


                                                                                               Page

     Item 1.     Financial Statements (Unaudited)

                 Condensed  Consolidated  Balance  Sheets  at  August  31,  2001 and
                 February 28, 2001                                                               3

                 Condensed  Consolidated  Statements  of  Operations  and  Retained
                 Earnings  for the three and six months  ended  August 31, 2001 and
                 2000                                                                            4

                 Condensed  Consolidated  Statements  of  Cash  Flows  for  the six
                 months ended August 31, 2001 and 2000                                           5

                 Notes to Condensed Consolidated Financial Statements                            6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             7

Part II. Other Information

     Item 4.     Submission of Matters to a Vote of Security Holders                             9

     Item 6.     Exhibits and Reports on Form 8-K                                                9




Signatures                                                                                      10


                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1. Financial Information
Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                             August 31,        February 28,
                                                                                2001               2001
                                                                             ----------        ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $ 5,581,030       $ 5,619,495
     Accounts receivable, less allowance for doubtful accounts
       of $436,474 at August 31, 2001 and $362,085 at Feb. 28, 2001            5,742,567         6,043,617
     Inventories                                                               5,262,002         4,493,754
     Prepaid expenses                                                            178,029           263,339
     Deferred income taxes                                                       595,000           595,000
                                                                             -----------       -----------
          Total current assets                                                17,358,628        17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                            2,540,932         2,527,419

OTHER ASSETS                                                                     491,384           580,406
                                                                             -----------       -----------

TOTAL ASSETS                                                                 $20,390,944       $20,123,030
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                    $    55,659       $   136,506
     Accounts payable                                                          1,468,405         2,067,414
     Accrued salaries and payroll taxes                                          490,974           682,973
     Accrued interest and other expenses                                       1,372,748           851,040
     Accrued income taxes                                                         78,058           107,523
     Deferred revenue                                                            394,587           478,189
                                                                             -----------       -----------
          Total current liabilities                                            3,860,431         4,323,645

LONG-TERM DEBT - Less current maturities                                           --                --

DEFERRED INCOME TAXES                                                            171,000           171,000
                                                                             -----------       -----------
          Total liabilities                                                    4,031,431         4,494,645
                                                                             -----------       -----------
COMMITMENTS                                                                        --                --

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; authorized, 10,000,000 shares;
       issued and outstanding: issued 4,235,356 and outstanding
       4,187,556 at August 31, 2001; issued 4,214,634 and
       outstanding 4,166,834 at February 28, 2001                                 42,354            42,146

     Additional paid-in capital                                                5,155,878         5,107,770

     Retained earnings                                                        11,293,261        10,610,449
                                                                             -----------       -----------
                                                                              16,491,493        15,760,365
     Less treasury stock, at cost: 47,800 shares at August 31, 2001
       and February 28, 2001                                                     131,980           131,980
                                                                             -----------       -----------
          Total shareholders' equity                                          16,359,513        15,628,385
                                                                             -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $20,390,944       $20,123,030
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

                            Bio-logic Systems Corp.
                                  Form 10-QSB

     Condensed Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)



                                                   Three Months Ended           Six Months Ended
                                                        August 31,                 August 31,
                                               -------------------------    -------------------------
                                                   2001          2000          2001            2000
                                               -----------    ----------    -----------    -----------
NET SALES                                      $ 7,192,312    $5,864,022    $15,906,142    $11,183,399

COST OF SALES                                    2,565,858     1,942,321      6,005,851      3,803,568
                                               -----------    ----------    -----------    -----------
   Gross Profit                                  4,626,454     3,921,701      9,900,291      7,379,831
                                               -----------    ----------    -----------    -----------
OPERATING EXPENSES:
   Selling, general & administrative             3,193,747     3,077,389      6,695,203      6,030,750
   Research & development                        1,107,341       883,585      2,217,010      1,730,051
                                               -----------    ----------    -----------    -----------
      Total operating expenses                   4,301,088     3,960,974      8,912,213      7,760,801
                                               -----------    ----------    -----------    -----------
OPERATING INCOME (LOSS)                            325,366       (39,273)       988,078       (380,970)

OTHER INCOME (EXPENSE):
   Interest income                                  62,801        86,051        137,894        172,820
   Interest expense                                 (1,268)      (15,799)        (7,049)       (18,830)
   Miscellaneous                                       (23)       (5,391)       (84,361)        (8,107)
                                               -----------    ----------    -----------    -----------
      Total other income (expense)                  61,510        64,861         46,484        145,883
                                               -----------    ----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                  386,876        25,588      1,034,562       (235,087)

PROVISION (BENEFIT) FOR INCOME TAXES               131,750         7,175        351,750        (65,825)
                                               -----------    ----------    -----------    -----------
NET INCOME (LOSS)                              $   255,126    $   18,413    $   682,812    $  (169,262)
                                               ===========    ==========    ===========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD          11,038,135     9,973,842     10,610,449     10,161,517

                                               -----------    ----------    -----------    -----------
RETAINED EARNINGS, END OF PERIOD               $11,293,261    $9,992,255    $11,293,261    $ 9,992,255
                                               ===========    ==========    ===========    ===========

EARNINGS (LOSS) PER SHARE:

    Basic                                      $      0.06    $     0.01    $      0.16    $     (0.04)
                                               ===========    ==========    ===========    ===========
    Diluted                                    $      0.06    $     0.01    $      0.16    $     (0.04)
                                               ===========    ==========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                      Six Months Ended
                                                                          August 31,
                                                                     -------------------
                                                                      2001        2000
                                                                     -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $  682,812   $(169,262)

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:

     Depreciation and amortization                                   291,925     241,969
     Provision for bad debts                                          74,389      57,600
     Provision for inventory valuation                               608,338     240,000

     (Increases) decreases in assets:

        Accounts receivable                                          226,661   1,365,605
        Inventories                                               (1,376,586)   (714,334)
        Prepaid expenses                                              85,310     (97,415)

     Increases (decreases) in liabilities:

        Accounts payable and overdrafts                             (599,009)   (318,942)
        Accrued liabilities and deferred revenue                     246,107     210,411
        Accrued income taxes                                         (29,465)   (162,196)
                                                                  ----------   ---------
     Net cash flows provided by operating activities                 210,482     653,436

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                           (216,416)   (353,337)
     Other assets                                                      --       (132,136)
                                                                  ----------   ---------
     Net cash flows (used in) investing activities                  (216,416)   (485,473)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                          48,316      32,092
     Payments of long-term debt                                      (80,847)    (78,963)
                                                                  ----------   ---------
     Net cash flows (used in) financing activities                   (32,531)    (46,871)
                                                                  ----------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (38,465)    121,092

CASH AND CASH EQUIVALENTS - Beginning of period                    5,619,495   4,959,902
                                                                  ----------  ----------
CASH AND CASH EQUIVALENTS - End of period                         $5,581,030  $5,080,994
                                                                  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

     Cash paid during the period for:
        Interest                                                  $    4,074  $    6,411
                                                                  ==========  ==========
        Income taxes (net of refunds)                             $  352,015  $  209,113
                                                                  ==========  ==========



        The accompanying notes are an integral part of these statements.

                             Bio-logic Systems Corp.
                                   Form 10-QSB


              Notes to Condensed Consolidated Financial Statements

1.   Description of Business and Basis of Presentation

     Bio-logic Systems Corp. (the "Company") develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the health care industry in North America, Europe and the Far East.

     The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic `83 Research Corp. and Bio-logic FSC International Corp., and its wholly-owned foreign subsidiaries, Bio-logic Systems Corp., Ltd., and Bio-logic FSC International Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the Unites States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended February 28, 2001.

     The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or market.

3.   Net Income Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,171,608 and 4,124,208 for the quarters ended August 31, 2001 and 2000, respectively, and 4,169,407 and 4,121,126 for the six months ended August 31, 2001 and 2000, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,314,529 and 4,260,197 for the quarters ended August 31, 2001 and 2000, respectively, and 4,312,495 and 4,121,126 for the six months ended August 31, 2001 and 2000, respectively.

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

5.   Treasury Stock Repurchase

     As of August 31, 2001, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

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

Liquidity and Capital Resources

As of August 31, 2001, the Company had working capital of $13,498,197 including $5,581,030 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

For the six months ended August 31, 2001, cash flow decreased by $38,465 and net cash flow from operations increased by $210,482. Net income for the six months ended August 31, 2001 increased net cash flow from operating activities by $682,812 compared to a net loss of $169,262 that decreased net cash flow from operating activities for the six months ended August 31, 2000. In the six months ended August 31, 2001, the Company invested in inventory to support the recently released hearing products and the launch of the Ceegraph(TM) Netlink Headbox resulting in a decrease of net cash flow of $1,376,586. The collection of customer payments reduced the Company's accounts receivable, resulting in an increase of net cash flow of $226,661.

Results of Operations

Net sales for the three and six month periods ended August 31, 2001 (the "2001 three and six months") increased 22.6% and 42.2% to $7,192,312 and $15,906,142, respectively, compared to $5,864,022 and $11,183,399 in the three and six month periods ended August 31, 2000 (the "2000 three and six months.") Domestic sales, which include Canada, represented 84% and 88% of net sales for the 2001 three and six months, respectively. These sales increased by 31% and 52% to $6,068,353 and $13,928,440 for the 2001 three and six months, respectively, compared to $4,623,998 and $9,190,580 for the 2000 three and six months, respectively. Foreign sales of $1,122,007 and $1,977,703 contributed 16% and 12% of net sales for the 2001 three and six months, respectively, a decrease of 10% and 1% from $1,240,024 and $1,992,819 for the 2000 three and six months, respectively. The increase in domestic sales can be attributed primarily to the $3.2 million sale of the Company's hearing products during the first quarter of the year to numerous health facilities in the Province of Ontario, Canada. Also, net sales of the Company's hearing screening (ABaer(TM)) and diagnostic (Navigator(R) Pro) products continue to grow on a worldwide basis since their introduction in the second quarter of fiscal 2001. In addition, the Sleepscan(TM) product line led sales growth of neurology and sleep products. International sales increased primarily due to sales of hearing products in the first quarter.

                             Bio-logic Systems Corp.
                                   Form 10-QSB


Cost of sales increased to $2,565,858 and $6,005,851 in the 2001 three and six months, respectively, compared to $1,942,321 and $3,803,568 for the 2000 three and six months, respectively. Cost of sales as a percentage of net sales increased to 36% and 38% for the 2001 three and six months, respectively, from 33% and 34% for the 2000 three and six months, respectively. This increase in cost of sales as a percentage of net sales was the result of higher service and manufacturing costs, plus an increase in inventory provisions for obsolescence as a result of the introduction of various new products and technologies.

Selling, general and administrative expenses increased by 4% and 11% to $3,193,747 and $6,695,203 during the 2001 three and six months, respectively, compared to $3,077,389 and $6,030,750 for the 2000 three and six months, respectively. Selling, general and administrative expenses as a percentage of net sales, decreased to 44% and 42% during the 2001 three and six months, respectively, compared to 52% and 54%, respectively, for the 2000 three and six months. The increases in the 2001 three and six months reflects substantially higher sales commissions associated with the increase in net sales of the Company's hearing products, combined with higher marketing costs.

Research and development costs increased by 25% and 28% to $1,107,341 and $2,217,010 for the 2001 three and six months, respectively, from $883,585 and $1,730,051 for the 2000 three and six months, respectively. As a percentage of net sales, total research and development costs remained at approximately 15% and decreased to 14% for the 2001 three and six months, compared to 15% for the 2000 three and six months. The increase in research and development costs for the 2001 three and six months was the result of higher employee costs at our facility in the U.S., continued increases associated with the Company's expanded research and development activities in Poland, and increased royalty expense associated with sales of the ABaer(TM) hearing/screening product.

The Company had operating income of $325,366 and $988,078 for the 2001 three and six months, respectively, compared to operating losses of $39,273 and $380,970 for the 2000 three and six months, respectively. The operating income for the 2001 three and six months was a result of higher net sales partially offset by increased cost of sales and higher selling, general and administrative expenses and research and development costs.

Net interest income decreased to $130,845 for the 2001 six months compared to $153,990 for the 2000 six months, reflecting lower interest income due to market interest rate reductions. In addition, miscellaneous expenses increased to $84,361 for the 2001 six months compared to $8,107 for the 2000 six months, due primarily to currency losses of $84,484 associated with the decline of the Canadian dollar versus the U.S. dollar.

The Company had income tax expense of $131,750 and $351,750 for the 2001 three and six months, respectively, compared to income tax expense of $7,175 and an income tax benefit of $65,825 for the 2000 three and six months, respectively. The Company's income tax rate differs from the federal statutory rate due to the differences in foreign income and its corresponding tax rates.

The Company had net income of $255,126 and $682,812, or $0.06 and $0.16 per diluted share for the 2001 three and six months, respectively, compared to net income of $18,413 and a net loss of $169,262 or $0.01 and $(0.04) per diluted share, for the 2000 three and six months, respectively. The Company attributes the gain in 2001 to higher net sales partially offset by increases in cost of sales, operating expenses, currency losses and income taxes.

                             Bio-logic Systems Corp.
                                   Form 10-QSB


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     1. (a) The Company's 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting") was held on August 23, 2001.

         (b) The following are the directors that were elected at the 2001 Annual Meeting, with the related votes that were cast:

                                                   For             Against
                                                   ---             -------
                   Gabriel Raviv, Ph.D.         3,854,694           50,603
                   Craig W. Moore               3,868,239           37,058

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

--------------------

(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 2001

                             Bio-logic Systems Corp.
                                   Form 10-QSB


Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: October 12, 2001      By: /s/ Roderick G. Johnson
                                         -----------------------------------
                                             Roderick G. Johnson,
                                             President and Chief
                                              Operating Officer

         Date: October 12, 2001      By: /s/ Michael J. Hanley
                                         -----------------------------------
                                             Michael J. Hanley,
                                            Corporate Controller
                                         (Principal Financial Officer)