Form 10QSB
period 2001-11-30
BIO LOGIC SYSTEMS CORP
filed 2002-01-14
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended November 30, 2001

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

(Former name, address and former fiscal year, if changed since last report): Not applicable.

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



                          Class                                            Outstanding at January 07, 2002
               Common Stock $.01 par value                                        4,188,556 shares

                  Transitional Small Business Disclosure Format

                                    Yes No X

                                TABLE OF CONTENTS

Part I.  Financial Information

                                                                            Page

 Item 1.   Financial Statements (Unaudited)

           Condensed  Consolidated  Balance  Sheets at November  30, 2001     3
           and February 28, 2001

           Condensed Consolidated Statements of Operations and Retained       4
           Earnings for the three and nine months ended November 30, 2001 and 2000

           Condensed  Consolidated  Statements  of Cash  Flows for the        5
           nine months ended November 30, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements               6

 Item 2.   Management's Discussion and Analysis of Financial

           Condition and Results of Operations                                7



Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    10


Signatures                                                                   11

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part I.  Financial Information
Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                  November 30,        February 28,
                                                                       2001                2001
                                                                  --------------      --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $      6,052,190   $   5,619,495
   Accounts receivable, less allowance for doubtful accounts of
   $469,387 at November 30, 2001 and $362,085 at February 28, 2001        5,927,797       6,043,617
   Inventories                                                            5,258,721       4,493,754
   Prepaid expenses                                                         278,896         263,339
   Deferred income taxes                                                    595,000         595,000
                                                                  ------------------  ---------------
      Total current assets                                               18,112,604      17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                       2,450,841       2,527,419

OTHER ASSETS                                                                464,291         580,406
                                                                  ------------------  -----------------
TOTAL ASSETS                                                       $     21,027,736  $   20,123,030
                                                                  ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                             $         14,143  $      136,506
  Accounts payable                                                        1,921,076       2,067,414
  Accrued salaries and payroll taxes                                        751,033         682,973
  Accrued interest and other expenses                                       875,381         851,040
  Accrued income taxes                                                      165,349         107,523
  Deferred revenue                                                          484,066         478,189
                                                                  ------------------  -----------------
      Total current liabilities                                           4,211,048       4,323,645

LONG-TERM DEBT - Less current maturities                                       -                -

DEFERRED INCOME TAXES                                                       171,000         171,000
                                                                  ------------------  -----------------
    Total liabilities                                                     4,382,048       4,494,645
                                                                  ------------------  -----------------

COMMITMENTS                                                                    -                -

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; authorized, 10,000,000 shares;
     issued 4,187,856 and outstanding 4,187,856 at November 30, 2001;
     issued 4,214,634 and outstanding 4,166,834 at February 28, 2001
                                                                             41,879          42,146

     Additional paid-in capital                                           5,025,445       5,107,770
     Retained earnings                                                   11,578,364      10,610,449
                                                                  ------------------  -----------------
                                                                         16,645,688      15,760,365
Less treasury stock, at cost: no shares at November 30, 2001 and

     47,800 shares at February 28, 2001                                        -            131,980
                                                                  ------------------  -----------------
     Total shareholders' equity                                          16,645,688      15,628,385
                                                                  ------------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     21,027,736  $   20,123,030
                                                                  ==================  =================

                The accompanying notes are an integral part of these statements.

                             Bio-logic Systems Corp.
                                  Form 10-QSB

      Condensed Consolidated Statements of Operations and Retained Earnings
                                    (Unaudited)


                                                  Three Months Ended                        Nine Months Ended
                                                     November 30,                             November 30,
                                           -----------------------------------     -----------------------------------
                                                  2001               2000                2001               2000
                                          ----------------   ------------------   -----------------   ---------------
NET SALES                                  $    6,333,034     $     6,622,632     $  22,239,176       $  17,806,031

COST OF SALES                                   2,055,798           2,061,774         8,061,648           5,865,341
                                          ----------------   ------------------   -----------------   ---------------
      Gross Profit                              4,277,236           4,560,858        14,177,528          11,940,690
                                          ----------------   ------------------   -----------------   ---------------
OPERATING EXPENSES:
      Selling, general & administrative         3,016,881           3,163,571         9,712,084           9,194,321
      Research & development                      869,672             930,405         3,086,683           2,660,457
                                          ----------------   ------------------   -----------------   ---------------
            Total operating expenses            3,886,553           4,093,976        12,798,767          11,854,778
                                          ----------------   ------------------   -----------------   ---------------
OPERATING INCOME                                  390,683             466,882         1,378,761              85,912

OTHER INCOME (EXPENSE):
      Interest income                              29,256              85,772           167,150             258,592
      Interest expense                               (570)             (4,193)           (7,618)            (23,023)
      Miscellaneous                                12,607              (4,139)          (71,755)            (12,246)
                                          ----------------   ------------------   -----------------   ---------------
            Total other income                     41,293              77,440            87,777             223,323
                                          ----------------   ------------------   -----------------   ---------------
INCOME BEFORE INCOME TAXES                        431,976             544,322         1,466,538             309,235

PROVISION FOR INCOME TAXES                        146,873             152,410           498,623              86,585
                                          ----------------   ------------------   -----------------   ---------------
NET INCOME                                 $      285,103      $      391,912     $     967,915       $     222,650
                                          ================   ==================   ==================  ================
RETAINED EARNINGS, BEGINNING OF PERIOD         11,293,261           9,992,255        10,610,449          10,161,517
                                          ----------------   ------------------   -----------------   ---------------
RETAINED EARNINGS, END OF PERIOD           $   11,578,364      $   10,384,167     $  11,578,364       $  10,384,167
                                          ================   ==================   ==================  ================
EARNINGS PER SHARE:
      Basic
                                           $         0.07      $         0.09     $        0.23       $        0.05
                                          ================   ==================   ==================  ================
      Diluted
                                           $         0.07      $         0.09     $        0.22       $        0.05
                                          ================   ==================   ==================  ================

         The accompanying notes are an integral part of these statements.

                            Bio-Logic Systems Corp.
                                  Form 10-QSB


                 Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                                                        Nine Months Ended
                                                                                          November 30,

                                                                            ---------------------------------------
                                                                                   2001                   2000
                                                                            ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $   967,915            $    222,650

Adjustments to reconcile net income to net cash flows provided by operating activities:

         Depreciation and amortization                                          407,065                 384,536

         Provision for bad debts                                                107,301                  86,400

         Provision for inventory valuation                                      553,338                 360,000

         (Increases) decreases in assets:
                Accounts receivable                                               8,519                 321,857
                Inventories                                                  (1,318,305)               (690,102)
                Prepaid expenses                                                (15,558)                (59,303)

         Increases (decreases) in liabilities:
              Accounts payable and overdrafts                                  (146,338)                337,153
              Accrued liabilities and deferred revenue                           98,279                 (52,145)
              Accrued income taxes                                               57,826                  (9,785)
                                                                            ----------------        ---------------

         Net cash flows provided by operating activities                        720,041                901,261

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                                  (241,465)               (438,133)

         Other assets                                                            27,094                (147,762)
                                                                            ----------------        ---------------

         Net cash (used in) investing activities                               (214,371)               (585,895)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from exercise of stock options                                 49,388                 136,273

         Payments of long-term debt                                            (122,363)               (117,816)
                                                                            ----------------        ---------------

         Net cash flows provided by (used in) financing activities              (72,975)                 18,457
                                                                            ----------------        ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                           432,695                 333,823

CASH AND CASH EQUIVALENTS - Beginning of period                               5,619,495               4,959,902

                                                                            ----------------        ---------------
CASH AND CASH EQUIVALENTS - End of period                                   $ 6,052,190             $ 5,293,725
                                                                            ================       ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

         Cash paid during the period for:
              Interest                                                      $     4,643             $    10,311
                                                                            ================        ===============
              Income taxes  (net of refunds)                                $   372,120             $   209,113
                                                                            ================        ===============

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

     The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and rules under Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the Unites States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended February 28, 2001.

     The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

2.   Inventories

     Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or market.

3.   Net Income Per Share

     Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 4,187,772 and 4,146,696 for the quarters ended November 30, 2001 and 2000, respectively, and 4,175,529 and 4,129,649 for the nine months ended November 30, 2001 and 2000, respectively.

     Diluted earnings per share are based on the weighted average number of common and dilutive common equivalent shares calculated at average market prices. The weighted average shares for computing diluted earnings per share were 4,342,723 and 4,237,523 for the quarters ended November 30, 2001 and 2000, respectively, and 4,322,676 and 4,278,705 for the nine months ended November 30, 2001 and 2000, respectively.

4.   Accounting for Income Taxes

     Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis for assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5.   Treasury Stock Repurchase

     As of November 30, 2001, the Company does not have any shares of its common stock in treasury.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors are cautioned that the statements in this Quarterly Report on Form 10-QSB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks include product demand and market acceptance uncertainties; the ability to recruit and train the necessary number of sales representatives and installation technicians; the effect of general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, capacity and supply constraints, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10-QSB and from time to time in the Company's filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of November 30, 2001, the Company had working capital of $13,901,556 including $6,052,190 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

For the nine months ended November 30, 2001, net cash flows from operations were $720,041 and total net cash flows were $432,695. Net income for the nine months ended November 30, 2001 contributed $967,915 to net cash flows from operating activities, an increase of $745,265 over the $222,650 of net income for the nine months ended November 30, 2000. The Company decreased its cash flow by $1,318,305 due to its increased inventory investment to support both its hearing business needs, as well as its launch of the Ceegraph(TM) NETLINK(TM) Headbox.

Results of Operations

Net sales for the three-month period ended November 30, 2001 were $6,333,034, a 4% decrease from net sales of $6,622,632 for the three months ended November 30, 2000, due primarily to the difficult U.S economy and its impact on hospital purchases. However, net sales of $22,239,176 for the nine months ended November 30, 2001 represented a 25% increase over net sales of $17,806,031 for the nine-month period ended November 30, 2000. Domestic sales, which include Canada, represented 85% and 87% of net sales for the 2001 three and nine months, respectively, compared with 83% and 82% of net sales for the 2000 three and nine month periods. Domestic sales for the 2001 quarter of $5,370,309 were 2% below last year's third quarter sales of $5,480,873, and the nine-month domestic sales of $19,298,749 were 33% higher than the 2000 nine months sales of $14,551,445. The year-to-date increase in domestic sales over the prior year is attributable primarily to the $3.2 million sale of the Company's hearing products during the first quarter of the year to numerous health facilities in the Province of Ontario, Canada. Foreign sales of $962,725 for the three months ended November 30, 2001 were 15% of total sales, a 22% reduction from the $1,141,758 of foreign sales for the same quarter last year. Year-to-date foreign sales of $2,940,427 represent 13% of net sales for the 2001 nine months ended November 30, 2001, and are down 10% from the fiscal 2001 nine-month sales level of $3,254,586 that included a large order related to a new distributor relationship in Japan for the Company's hearing products. Year-to-date, net sales of the Company's hearing screening (ABaer(TM)) and diagnostic (Navigator(R) Pro) products continue to grow since their introduction in the second quarter of fiscal 2001. In addition, the Sleepscan(TM) product line experienced strong growth in the Neurology/Sleep division. The Company's supplies and accessories business also showed strong year-to-date growth of 31.5%, attributable to its proprietary disposable Hearing products and distributed Neurology/Sleep supplies.

                            Bio-logic Systems Corp.
                                   Form 10-QSB



Cost of sales remained constant during the three months ended November 30, 2001 and 2000 and increased to $8,061,648 in the 2001 nine months from $5,865,341 for the 2000 nine months. Cost of sales as a percentage of net sales increased to 32% and 36% for the 2001 three and nine months, respectively, from 31% and 33% for the 2000 three and nine month periods. The increase in cost of sales as a percentage of net sales was the result of higher service and manufacturing costs, plus an increase in inventory provisions for obsolescence as a result of the introduction of various new products and technologies.

Selling, general and administrative ("SG&A") expenses of $3,016,881 for the three months ended November 30, 2001 decreased 5% from $3,163,571 for the same quarter last year. SG&A as a percentage of net sales remained constant at 48% for the 2001 and 2000 three-month periods. For the 2001 nine months, SG&A was $9,712,084, an increase of 6% from $9,194,321 for the same period last year; however, SG&A spending as a percentage of net sales decreased from 52% during the 2000 nine months to 44%. The increase in the year-to-date SG&A spending reflects substantially higher sales commissions associated with the increase in net sales of the Company's hearing products in the first half of the year, combined with higher marketing costs.

Research and development ("R&D") costs for the three months ended November 30, 2001 were $869,672, a 7% decrease from R&D spending of $930,405 during the same quarter last year. This reduction was mainly attributable to a one-time credit in the quarter associated with a special project with another company, which offset higher employee costs for R&D at the Company's US facility. On a year-to-date basis, R&D spending of $3,086,683 increased 16% over the $2,660,457 reported for the nine months ended November 30, 2000. As a percentage of net sales, R&D costs were approximately 14% for the 2001 three and nine month periods compared to 14% and 15%, respectively, for the same periods last year. In addition to domestic R&D activities, the Company continues its R&D activities in Poland.

Operating income was $390,683 and $1,378,761 for the 2001 three and nine months, respectively, compared to operating income of $466,882 and $85,912 for the 2000 three and nine months, respectively. The 16% decrease in income for the 2001 quarter was mainly due to sales volume and product mix, partially offset by reduced SG&A spending. The increase in operating income for the nine-month period was mainly due to increased sales, partially offset by increases in commission expenses.

Net interest income decreased to $159,532 for the 2001 nine months compared to $235,569 for the 2000 nine months, reflecting market interest rate reductions. In addition, miscellaneous expenses increased to $71,755 for the 2001 nine months compared to $12,246 for the 2000 nine months, primarily due to currency losses in the first quarter associated with the decline of the Canadian dollar versus the U.S. dollar.

Income tax expense was $146,873 and $498,623 for the 2001 three and nine months, respectively, compared to $152,410 and $86,585 for the 2000 three and nine months, respectively. The Company's income tax rate differs from the federal statutory rate due to the differences in foreign income and its corresponding tax rates.

Net income was $285,103 and $967,915, or $0.07 and $0.22 per diluted share, for the 2001 three and nine months, respectively, compared to net income of $391,912 and $222,650, or $0.09 and $0.05 per diluted share, for the 2000 three and nine months, respectively. The reduction in quarterly net income compared to last year is due to lower sales, partially offset by reduced SG&A spending. Year-to-date, the increase in net income is attributable to higher net sales partially offset by lower interest income and higher cost of sales, operating expenses, currency losses and income taxes.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141 ("SFASNo. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.
Major provisions of these Statements and their effective dates are as follows:

1. All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

2. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

3. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

4. Effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

5. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company does not expect that adoption of this standard will have any immediate effect on its financial statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       None

--------------------

     (b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 2001

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: January 14, 2002      By: /s/ Roderick G. Johnson
                                         -----------------------------------
                                                  Roderick G. Johnson,
                                                   President and Chief
                                                    Operating Officer

         Date: January 14, 2002      By: /s/ Michael J. Hanley
                                         -----------------------------------
                                                  Michael J. Hanley,
                                                Corporate Controller
                                           (Principal Financial Officer)