Form 10KSB
period 2002-02-28
BIO LOGIC SYSTEMS CORP
filed 2002-05-29
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                           Commission File No. 0-12240


                             BIO-LOGIC SYSTEMS CORP.
             -------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                        36-3025678
                                                      __________________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Bio-logic Plaza, Mundelein, Illinois                      60060-3700
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (847) 949-5200
                                                --------------

              Securities registered under Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                            on which registered
    -------------------                         --------------------------

           None                                            None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
             -------------------------------------------------------
                                (Title of Class)

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

State the issuer's revenues for its most recent fiscal year:  $29,857,605

As of May 17, 2002 the issuer had 4,193,781 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of May 17, 2002 was approximately $18.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                                    Part III

To be included in the Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

                                     PART I
                                     ------

Item 1.     Business
            --------

(a)  General Development of Business
     -------------------------------

Bio-logic(R) Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include digital electroencephalography, for routine and long-term monitoring, evoked response testing, otoacoustic emissions testing, polysomnography, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as neurology, otolaryngology, audiology, anesthesiology, pulmonology and psychiatry to aid in diagnosis of certain neurological, sensory and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

The Company was incorporated under the laws of the State of Delaware in July 1981 as a successor to an Illinois corporation formed in March 1979. All references herein to the Company include, unless otherwise indicated, the operations of the Company and its wholly-owned subsidiaries. The Company's executive offices are located at One Bio-logic Plaza, Mundelein, Illinois 60060-3700.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Company operates in one business segment: the design, development, assembly and marketing of computerized medical electro-diagnostic systems for use in the health care field.

(c)  Narrative Description of Business
     ---------------------------------

Bio-logic Systems Corp. designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss (including audiological and hearing screening and diagnosis).

Bio-logic's systems are in modular form and consist of PC's purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software which enables medical personnel to administer diagnostic tests, to control various aspects of the testing, and to record and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis and that cost effectiveness and ease of operation are important competitive advantages of its systems.

The majority of the Company's systems perform tests by means of computer programs that are controlled by flexible software. The monitor screen displays a menu of instructions prompting the operator to input information, test parameters or specify hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. The Company's systems can be expanded beyond the main system to include remote monitors or "universal review stations," allowing data collected on the main system to be analyzed in convenient locations. Because the Company's system is PC-compatible, the user's PC can be converted into a universal reader for Bio-logic products, and a variety of commercially-available programs, such as word processing and database management, can be used.

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

The Ceegraph line includes a series of several products, ranging from a software license which the customer adds to his own IBM compatible computer to create a digital EEG review system, to an ambulatory monitor, and/or an advanced laboratory system with multiple capabilities for EEG, long-term epilepsy monitoring of up to 128 channels of recording, quantitative EEG analysis and other neurological applications. The Ceegraph line also includes a Universal Reader(TM) that permits fast and easy review in a graphic display. The Ceegraph line is priced from approximately $25,000 to $75,000, depending upon the model and options selected.

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

The Ceegraph Traveler(R) is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable flash card. Data can immediately be reviewed and analyzed by the Ceegraph analysis program, and subjected to automatic spike and seizure analysis.

Ceegraph offers three automated spike and seizure software options used to assist in the identification of clinical EEG events indicative of epilepsy:
SmartTrack(TM), Stellate and Persyst. SmartTrack, developed through collaboration between the Company and Johns Hopkins Epilepsy Center, is used for automatic analysis of epileptic spikes and seizures. The detection algorithm is based on a neural network and can be used on/offline. The same system is used to analyze ambulatory recordings performed off-site with the Ceegraph Traveler. Stellate Systems' patented algorithms operate on/off-line and include Newborn Seizure, Seizure Onset, and State Defendant Seizure Detection. Persyst's SpikeDetector is also a neural network algorithm trained and tested to detect spikes and seizures in adults and children.

BESA 2000, advanced research software from MEGIS Software GmbH (Germany), is available for source analysis and localization of EEG data. BESA provides interactive hypothesis testing and advanced constraints based on both anatomy and physiology. The output of BESA can be directly exported to BrainVoyager(TM) software from Brain Innovation BV (Netherlands). BrainVoyager provides MRI and functional MRI image seeding and visualization of multiple source solutions from BESA 2000.

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

In fiscal 2001, the Company introduced the newest screening device, ABaer(TM), which uses automatic ABR to analyze brain electrical activity recorded from the scalp. In fiscal 2002, ABaer software was expanded to seamlessly include automatic OAE along with patient database enhancements. In addition, the ABaer Ear Muffin(TM) could be used in place of the TreeTip(TM)/probe for automatic ABR screenings. The Company also continues to enhance the functionality of the AuDX(R) system, a battery-operated, portable OAE testing device designed to detect hearing impairment. The Company is actively marketing both AuDX and ABaer for universal newborn hearing screening to hospitals, pediatricians, family practitioners and schools. The selling price for the Bio-logic hearing screening systems ranges from $3,500 to $20,000.

Computerized Polysomnography
----------------------------

Sleepscan(TM) II and Sleepscan Netlink(TM) is the Company's Windows-based system for sleep scoring and respiratory analysis. The analysis of sleep and respiratory patterns has proven useful in the diagnosis and treatment of sleep related diseases, some of them life threatening, such as apnea, insomnia and narcolepsy. Other specialties analyze sleep patterns to study mental disorders such as depression and sexual dysfunction.

A routine sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels and EKG. These recordings result in over 1,000 pages of paper traces that have to be reviewed, analyzed, scored by a specialist and summarized in a report. This process is costly and time-consuming.

Sleepscan stores all the information digitally on magnetic media. A high-resolution fast display offers an alternative to costly and bulky paper. This flexible system enables the user to specify rules to be used during analysis. The computer can rapidly perform this analysis and the results are summarized graphically and incorporated into a detailed report that is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan is interfaced with a Ceegraph EEG System and is priced from approximately $25,000 to $60,000, depending on the model and options selected. The Company also offers a portable Sleepscan Express system with 40-channel recording capability and built-in oximeter.

The Traveler is a solid-state, battery-operated ambulatory recorder for sleep and epilepsy monitoring. It records continuous information on 8, 19 or 27 channels for sleep and 16, 18 or 24 channels for EEG applications. The data, which is saved on a flash card for easy access, can be immediately reviewed and analyzed by the Sleepscan or Ceegraph analysis program.

The Company's Airflow Pressure Transducer provides an alternative to the current airflow monitoring devices that use changes in temperature as an indicator. It detects airflow by pressure changes so it can detect shallow breathing where temperature related transducers remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

Product Development
-------------------

Bio-logic focuses most of its research and development (R&D) resources on the development of new products for its core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are completed based on the reviews and suggestions of customers and users of the products. During fiscal 2002 and 2001, Bio-logic expended $3,337,410 and $3,705,329, respectively, for research and development. The 2002 expenditure is exclusive of $910,000 of capitalized R&D associated with the significant software upgrades that have created new functionality in its neurology and sleep product lines. There will be additional capitalization related to the completion of these upgrades in the early part of fiscal 2003.

In the digital EEG market, the Ceegraph IV and Ceegraph Netlink product families continue to evolve as more capabilities and features are added to the product line. This Windows-based product line is intended to meet the expanding needs of the Digital EEG and long-term EEG monitoring markets, from small, portable applications (Ceegraph/Sleepscan Traveler, Bio-logic's 24-channel ambulatory system) to large, powerful systems having up to 128 acquisition channels with patient digital video and many automatic analysis features. Packaging options have been expanded to include desktop, tower and laptop configurations.

The Sleepscan II and Ceegraph Netlink systems for computerized polysomnography have had many new analysis features added to its extensive list of functions, including synchronized patient digital video, more extensive graphic summary capabilities, new automated Sleep Staging algorithms, and full integration of a patient and test database system which is compatible across product lines. Also, the new Sleepscan II systems are Windows 98, NT and 2000 compatible.

Major improvements and feature additions have also been made to Bio-logic's audiology market offerings. The OAE product line now fully incorporates both the Distortion Product Otoacoustic Emissions (DPOAE) and Transient Evoked Otoacoustic Emissions (TEOAE) tests. Both the portable AuDX and the computer-based Scout(R) product lines are equipped to handle either or both of these test types. Packaging and printing options have been added to enhance ease of use. The Evoked Potential product family has also continued to evolve. The ABaer and Navigator(R) Pro portable products have achieved significant market success because of their easy-to-use features, dependable performance and expandability. These two products are used together to perform a complete range of ABR testing, from fast and accurate screening of newborn infants to in-depth diagnostic testing for patients of all ages. Bio-logic's latest audiology product developments have combined the functionality of both the OAE and ABaer products into a single portable product, providing a hearing screening device capable of performing both OAE and ABR tests in a single test session.

For the Neurology markets, which include both EEG (Ceegraph) and Sleep (Sleepscan), new developments have added new operating system compatibility, many new software features, and the new Netlink hardware patient data acquisition module. Both products are now fully compatible with Windows 98, NT and 2000 operating systems. New software features include integrated functionality with other industry standard "automated event detection" programs such as Persyst and Stellate, remote viewing of live synchronized EEG and digital video over networks ("streaming video"), and a significantly improved method for managing amplifier setups and display montages, especially useful for 128-channel data acquisition systems employing the Ceegraph XL hardware. The newest hardware addition to the Bio-logic family, Netlink, is a network-connected 40-channel device capable of performing all functions required by the EEG and Sleep markets. Capabilities of the Netlink include data collection start/stop, impedance test start/stop, and display right at the patient; DC channels; and fully integrated body position and oximeter functions. The network interface for Netlink eliminates the need for specialized hardware interfaces at the computer, allowing the use of laptop computers in many applications requiring enhanced portability.

The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models, and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

The Company was a party to a number of research and development agreements under which, as of February 28, 2002, the Company had received an aggregate of approximately $1,087,000 in cash. The Company is required to pay royalties based on sales of any product developed under such agreements, or in the event of licensing of such products to a third party. During fiscal 2002, the Company sold no products covered under these agreements that required royalty or licensing payments. According to these agreements, the total payments by the Company, including royalties and licensing fees, will not exceed 150% of the amounts received under such agreements. As of February 28, 2002, the Company had paid cumulative royalties of $1,245,176 under such agreements. As the Company is no longer a party to these agreements, future royalty and lease payments will no longer be required.

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

In March, 2001, the Company renewed and expanded its contract with Premier Inc., one of the nation's largest healthcare alliances, as a dual-source supplier for neurodiagnostic products to its 1,800 hospital and health system members. Bio-logic's new three-year contract with Premier Inc. includes its epilepsy monitoring, hearing and sleep diagnostic systems, in addition to neurodiagnostics products previously under contract.

In April 2001, the Company signed two contracts with Novation, the supply company of the VHA and University Health Systems Consortium, as a dual-source supplier for neurodiagnostic and hearing assessment systems to its 2,200 hospital and health system members. Bio-logic's new three-year contracts with Novation include its EEG, epilepsy monitoring, surgery monitoring and sleep study systems, as well as products for screening and diagnosis of hearing disorders.

The Company also has arrangements with foreign distributors to sell the Company's products overseas, to include European, Middle Eastern, Far East and Latin American markets. During fiscal 2002 and 2001, no one customer or distributor accounted for over 10% of the Company's revenues.

To demonstrate, promote and market its systems, the Company attends seminars and trade shows organized by others and sponsors its own educational and sales oriented seminars throughout the United States. Selling and marketing programs include sales and product brochures, advertising and direct mail programs.


Foreign Sales
-------------

During fiscal 2002, export sales decreased to $3,994,950, or approximately 13% of net sales, compared to $4,826,230, or approximately 20% of net sales, in fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is required to obtain export licenses for some system sales to certain foreign countries. The Company's foreign sales in the Far East and South America can at times be adversely affected by political and governmental conditions, import and export restrictions, and currency fluctuations.


Customer Training, Support and Maintenance
------------------------------------------

In connection with the installation of a system, the Company's independent domestic dealers' sales representatives or, if the sale is made directly by the Company, the Company's customer support personnel, will typically train the customer's medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. The Company continues to support its technical and customer training staff. Foreign sales are supported by the Company's foreign distributors who are provided periodic training and support. The Company's practice is to offer a one-year limited warranty at no additional charge on its software and equipment for parts and labor. The Company has experienced satisfactory field operating results, and warranty expense has been insignificant to date. The manufacturers of the microcomputer included in the Company's systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, the Company offers its customers service and maintenance agreements for an additional fee; to date, these fees have been minimal. Finally, software enhancements developed by the Company are typically distributed to system users for a minimal fee.

Assembly, System Hardware and Sources of Supply
-----------------------------------------------

The Company assembles its systems by integrating microcomputers, monitors, printers and certain standard components produced by other manufacturers with peripherals and other hardware, including circuit boards, and certain electronic components manufactured by Bio-logic and software packages which it has developed. The Company's systems are composed of PC's, appropriate printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers. The Company also performs quality control and testing procedures on all systems prior to delivery.


Patents and Trademarks
----------------------

The Company currently owns eight patents covering certain aspects of its brain mapping system and other technology developed by the Company. The Company continues to expand its intellectual property and has applied for two additional patents. These applications are currently under review by the U.S. Patent Office. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, Brain Atlas, AuDX, Scout, Navigator, and Traveler. The Company has developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

From time to time third parties have made claims that Company products infringe their third-party proprietary rights. In the event of a successful claim of infringement against the Company, the Company may be required to pay substantial damages, stop using our technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties. If required, we cannot assure you that we will be able to obtain such licenses on acceptable terms, or at all. Any litigation, whether to enforce our proprietary rights or to defend against allegations that we infringe third party rights, will be costly, time consuming, and may distract management from other important tasks.

Competition
-----------

The Company competes with a number of entities, several of which have greater resources than the Company, which offer systems performing diagnostic tests similar to those performed by the Company's systems. The Company's principal competitors, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation (a unit of Viasys Corporation), ExcelTech, Grass Telefactor (a subsidiary of Astro-Med Corporation), Nihon-Kohden Corporation, Oxford Instruments, Mallinckrodt, Inc. (a subsidiary of Tyco), Caldwell Laboratories, Inc and Natus Medical, Inc. Bio-logic believes that it competes for customers on the basis of the range and quality of software and hardware offered, and the cost effectiveness of its integrated systems. Another major competitive factor is its ability to tailor systems to a customer's particular diagnostic and data processing requirements.

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


Employees
---------

As of February 28, 2002, the Company had 132 full-time employees. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers
------------------

The executive officers of the Company are as follows:

          Name                       Age      Position
          ----                       ---      --------

          Gabriel Raviv, Ph.D.       51       Chairman, Chief Executive Officer

          Roderick G. Johnson        52       President, Chief Operating Officer

          Thomas S. Lacy             59       Vice President-Marketing and Sales



Gabriel Raviv has been a Director of the Company since it commenced operations in March 1979. He became President and Chief Executive Officer of the Company in February 1981. In September 1999, Dr. Raviv relinquished the role of President, retaining the position of Chief Executive Officer of the Company. Dr. Raviv formerly served as director of the Clinical Research Instrumentation Laboratory at Evanston Hospital (an affiliate of Northwestern University) and is currently an Adjunct Professor at Northwestern University. Dr. Raviv received his M.S. and Ph.D. degrees in Electrical Engineering and Computer Sciences from Northwestern University.

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

Item 2.   Properties
          ----------

The Company's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The building and property are owned by the Company.

The Company also leases three offices overseas with current annual rents of approximately $93,243, $18,040 and $7,872.


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

Not Applicable.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

(a)  Price Range of Securities
     -------------------------

The Company's Common Stock is listed on the Nasdaq National Market under the symbol BLSC. The following tables set forth the high and low sales prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. The quotations are rounded to the nearest 1/1000.

                                                 High             Low
                                             Sales Price      Sales Price
                                             -----------      -----------

           Fiscal Year Ended February 28, 2002
           -----------------------------------

                       1st Quarter             $ 6.150          $3.060
                       2nd Quarter               5.250           3.750
                       3rd Quarter               6.000           3.950
                       4th Quarter               8.540           4.510

           Fiscal Year Ended February 28, 2001
           -----------------------------------

                       1st Quarter             $14.875          $5.031
                       2nd Quarter               6.875           4.688
                       3rd Quarter               7.375           3.250
                       4th Quarter               4.438           2.250


(b)  Approximate Number of Equity Security Holders
     ---------------------------------------------

As of May 17, 2002, there were approximately 226 record holders of the Company's Common Stock. The Company believes, based on its last ADP search, there are in excess of 400 beneficial owners of its Common Stock.

(c)      Dividends
         ---------

The Company has never paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.


Selected Financial Data (Item 6 on Form 10-K)
---------------------------------------------

The selected information presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                     Fiscal Year Ended Last Day of February
                     --------------------------------------
                  (Dollars in thousands except per share data)
                  --------------------------------------------

                                            2002             2001             2000           1999            1998
                                            ----             ----             ----           ----            ----
Net sales                                 $29,858          $24,122          $26,391        $17,418         $18,019

Operating income (loss)                     2,351             (221)           2,781             99           1,551

Net income (1)                              1,502              449            2,163            289           1,148

Net income per share-diluted (2)(3)          0.35             0.11             0.52           0.07            0.28

Working capital                            13,986           12,691           12,431         10,593          10,236

Total assets                               22,942           20,123           19,168         16,038          15,801

Long-term debt                                  0                0              140            295             427

Total liabilities                           5,753            4,495            4,127          3,333           3,366

Shareholders' equity                       17,189           15,628           15,041         12,705          12,435

Shares outstanding (2)(3)               4,350,720        4,259,453        4,180,094      4,095,939       4,117,334

(1) Includes net interest income of $191, $305, $220, $227 and $174 in fiscal 2002, 2001, 2000, 1999 and 1998, respectively.

(2) Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

(3) On February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (SFAS 128.) All current and prior years' earnings per share data have been restated to conform to the provisions of SFAS 128.

Item 6.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------


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

Critical Accounting Policies and the Use of Estimates
-----------------------------------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

     . Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

     . The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

     . Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment in the carrying value of these assets, and adjusts this value accordingly.

Results of Operations
---------------------

Fiscal 2002 Compared To Fiscal 2001
-----------------------------------

Net sales for fiscal 2002 were $29,857,605, a 23.8% increase from net sales of $24,122,008 in fiscal 2001. Domestic sales, which include Canada, increased 34.0% to $25,862,655 over fiscal 2001 sales of $19,295,778. Foreign sales in fiscal 2002 decreased 17.2% to $3,994,950, compared to $4,826,230 for fiscal 2001. As a percentage of net sales, domestic and foreign sales for fiscal 2002 were 86.6% and 13.4%, respectively, compared to 80.0% and 20.0% for fiscal 2001, respectively.

At $29.9 million, fiscal 2002 sales represent an all-time record for the Company. The increase in domestic sales was primarily attributable to approximately $4.5 million of sales of hearing screening and diagnostic products to the Province of Ontario, Canada in the first and fourth quarters of the year. The Sleepscan(TM) product line also achieved record sales. Finally, hearing sales were also boosted by sales of the ABaer(TM) infant hearing screening system, the Navigator(R) Pro diagnostic system, and by supply sales, now at approximately 10% of total sales, with hearing supplies increasing 78% over fiscal 2001.

Gross margins of 63.4% declined by 0.9 percentage points in fiscal 2002 primarily due to an inventory obsolescence charge of approximately $1 million due to the rapid acceptance of the Company's new neurology and sleep products in the marketplace, rendering inventory related to the older systems obsolete sooner than expected. This charge reduced margins by 3.5%. Without the charge, the Company would have experienced a margin increase over the prior year due to a greater mix of higher-margin sales from the hearing business.

Selling, general and administrative (SG&A) expenses increased by 10.0% to $13,239,556 during fiscal 2002 compared to $12,038,466 for fiscal 2001; as a percentage of net sales, however, SG&A expenses decreased to 44.3% in fiscal 2002 from 49.9% in fiscal 2001. The SG&A expense increase in fiscal 2002 was due to sales organizational build-ups, as well as higher commissions and bonuses related to the increased sales levels.

Research and development (R&D) expenses decreased by 9.9% to $3,337,410 during fiscal 2002 in contrast to $3,705,329 for fiscal 2001; as a percentage of net sales, R&D expenses decreased to 11.2% for fiscal 2002 compared to 15.4% for fiscal 2001. In fiscal 2002 the Company capitalized $910,000 in R&D expenses related to significant software upgrades that have created new functionality in its neurology and sleep product lines. Total R&D expenditures for fiscal 2002 including the capitalized costs were $4,247,410, representing a 14.6% increase over fiscal 2001 spending levels, and 14.2% of net sales.

For fiscal 2002 the Company had operating income of $2,351,376, compared to an operating loss of $221,298 in fiscal 2001. The increase in operating income in fiscal 2002 was due primarily to the strong sales increase with margins negatively impacted by the inventory obsolescence provision, partially offset by higher SG&A expenses associated with the increased level of sales.

The Company had net interest income of $190,882 for fiscal 2002 compared to $304,492 for fiscal 2001. This decrease in net interest income was primarily due to lower interest rates.

The Company recorded an income tax provision in fiscal 2002 of $967,413, or 39.2% of income before taxes, compared to an income tax benefit of $377,917 in fiscal 2001, the latter of which included a favorable adjustment for net operating losses. The income tax provision for fiscal 2002 approximates the marginal tax rate for federal and state income tax, and reflects the end of a tax holiday for an overseas subsidiary.

The Company had net income of $1,501,730 or $0.35 per diluted share for fiscal 2002, compared to $448,932 or $0.11 per diluted share for fiscal 2001. The increase in net income was largely the result of higher net sales partially offset by sales-related expense increases in SG&A.

Liquidity and Capital Resources
-------------------------------

As of February 28, 2002, the Company had working capital of $13,985,369 including $6,385,135 of cash and $7,059,122 of net accounts receivable. The principal sources of working capital are funds generated from operations. Net cash provided by operating activities during fiscal 2002 was $2,107,583. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

At February 28, 2002, the Company had no material capital commitments. Future capitalization of allowable R&D expenses will be based upon the nature of the expense. At the end of fiscal 2001, the Company held 47,800 shares of its common stock, which were retired in fiscal 2002.

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

10.7 Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (5)

10.8   Employment Agreement between the Company and Gabriel Raviv (5)

10.9   Employment Agreement between the Company and Gil Raviv (5)

10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation (6)

10.11  Agreement and General Release between the Company and Gil Raviv (8)

10.12  Letter dated May 2, 1994 from First American Bank to the Company (9)

10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (10)

10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (11)

10.15  Employment Agreement between the Company and Roderick G. Johnson (12)

21.    Subsidiaries of the Company

23.1   Consent of Independent Auditors

(b)    Reports on Form 8-K
       -------------------

       During the three months ended February 28, 2001, no reports on Form 8-K were filed by the Company.

________

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

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.

(10) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.

(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.

(12) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1999.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
REPORT OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ............................                F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets, February 28, 2002 and 2001 ...................                F-3

     Consolidated Statements of Earnings for the Years Ended
         February 28, 2002 and 2001 ............................................                F-4

     Consolidated Statement of Shareholders' Equity for the Years
         Ended February 28, 2002 and 2001 ......................................                F-5

     Consolidated Statements of Cash Flows for the Years Ended
         February 28, 2002 and 2001 ............................................                F-6

     Notes to Consolidated Financial Statements ................................                F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Bio-logic Systems Corp.:


We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                              GRANT THORNTON LLP
Chicago, IL
May 10, 2002

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
FEBRUARY 28,

ASSETS                                                                                2002                   2001
                                                                                      ----                   ----
CURRENT ASSETS:
  Cash and cash equivalents                                                        $   6,385              $   5,619
  Accounts receivable, less allowance for doubtful accounts
    of $578 in 2002 and $362 in 2001                                                   7,059                  6,044
  Inventories, net of reserves of $743 in 2002
    and $350 in 2001                                                                   4,127                  4,494
  Prepaid expenses                                                                       428                    263
  Deferred income taxes                                                                1,118                    595
                                                                                   ---------              ---------

           Total current assets                                                       19,117                 17,015

PROPERTY, PLANT AND EQUIPMENT - Net                                                    2,355                  2,527

OTHER ASSETS                                                                           1,470                    581
                                                                                   ---------              ---------

TOTAL ASSETS                                                                       $  22,942              $  20,123
                                                                                   =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                             $  ------              $     137
  Accounts payable                                                                     1,805                  2,067
  Accrued salaries and payroll taxes                                                   1,068                    683
  Accrued interest and other expenses                                                  1,127                    851
  Accrued income taxes                                                                   708                    108
  Deferred revenue                                                                       423                    478
                                                                                   ---------              ---------

           Total current liabilities                                                   5,131                  4,324

LONG-TERM DEBT - Less current maturities                                           ---------              ---------

DEFERRED INCOME TAXES                                                                    622                    171
                                                                                   ---------              ---------

           Total liabilities                                                           5,753                  4,495
                                                                                   ---------              ---------

COMMITMENTS                                                                           ------                ------

SHAREHOLDERS' EQUITY:
  Capital stock, $.01 par value; authorized, 10,000,000 shares; 4,191,656 issued and outstanding at February 28, 2002;
      issued 4,214,634 and outstanding 4,166,834 at February 28, 2001                     42                     42
  Additional paid-in capital                                                           5,035                  5,108
  Retained earnings                                                                   12,112                 10,610
                                                                                      ------              ---------

           Shareholders' equity before treasury stock                                 17,189                 15,760

  Less treasury stock, at cost: 47,800 shares at February 28, 2001                     -----                    132
                                                                                   ---------              ---------

           Total shareholders' equity                                                 17,189                 15,628
                                                                                   ---------              ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  22,942              $  20,123
                                                                                   =========              =========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (IN THOUSANDS)
YEARS ENDED FEBRUARY 28,

                                                  2002                  2001
                                                  ----                  ----

NET SALES                                         $ 29,858       $     24,122

COST OF SALES                                       10,930              8,600
                                              ------------       ------------

      Gross profit                                  18,928             15,522

OPERATING EXPENSES:
  Selling, general, and administrative              13,240             12,038
  Research and development                           3,337              3,705
                                              ------------       ------------

       Total operating expenses                     16,577             15,743
                                              ------------       ------------

OPERATING INCOME (LOSS)                              2,351               (221)

OTHER INCOME (EXPENSE):
  Interest income                                      200                334
  Interest expense                                      (9)               (30)
  Miscellaneous                                        (73)               (12)
                                              ------------       ------------

TOTAL OTHER INCOME                                     118                292
                                              ------------       ------------

INCOME  BEFORE INCOME TAXES                          2,469                 71

PROVISION (BENEFIT) FOR INCOME TAXES                   967               (378)
                                              ------------       ------------

NET INCOME                                    $      1,502       $        449
                                              ============       ============

NET INCOME PER SHARE:
     Basic                                    $       0.36       $       0.11
                                              ============       ============

     Diluted                                  $       0.35       $       0.11
                                              ============       ============

AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                       4,178,885          4,138,833
                                              ============       ============

     Diluted                                     4,350,720          4,259,453
                                              ============       ============


The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2001  AND 2002
(DOLLARS IN THOUSANDS)

                                                  Capital Stock            Additional
                                           ---------------------------
                                               Number of                    Paid-in     Retained    Treasury
                                                 Shares        Amount       Capital     Earnings      Stock      Total
                                               ---------       ------       -------     --------    --------   --------
BALANCE, March 1, 2000                           4,161,309     $   41       $ 4,970     $ 10,161    $   (132)  $ 15,040

  Exercise of stock options                         53,325          1           138         ----        ----        139

  Net income                                         -----       ----          ----          449        ----        449
                                           ---------------     ------       -------     --------    --------   --------

BALANCE, February 28, 2001                       4,214,634     $   42       $ 5,108     $ 10,610    $   (132)  $ 15,628


  Retirement of treasury stock                     (47,800)      ----          (132)        ----         132       ----

  Exercise of stock options and gifts               31,225       ----            92         ----        ----         92

  Surrender and cancellation of shares              (6,403)      ----           (33)        ----        ----        (33)

 Net income                                          -----       ----          ----        1,502        ----      1,502
                                           ---------------     ------       -------     --------    --------   --------

BALANCE, February 28, 2002                       4,191,656     $   42       $ 5,035     $ 12,112    $   ----   $ 17,189
                                           ===============     ======       =======     ========    ========   ========



The accompanying notes are an integral part of this statement.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED FEBRUARY 28,

                                                                                            2002       2001
                                                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                              $ 1,502     $   449
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization                                                             547         446
    Deferred income tax provision                                                             (72)       (200)
    (Increases) decreases in assets:
      Accounts receivable                                                                  (1,015)        280
      Inventories                                                                             367         (85)
      Prepaid expenses                                                                       (165)       (113)
    Increases (decreases) in liabilities:
      Accounts payable                                                                       (262)      1,038
      Accrued liabilities and deferred revenue                                                606        (147)
      Accrued income taxes                                                                    600        (361)
                                                                                          -------     -------

           Net cash flows provided by operating activities                                  2,108       1,307

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (263)       (453)
  Other assets                                                                             (1,001)       (177)
                                                                                          -------     -------

          Net cash flows used in investing activities                                      (1,264)       (630)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                                      59         139
  Payments on long-term debt                                                                 (137)       (157)
                                                                                          -------     -------

           Net cash flows used in financing activities                                        (78)        (18)
                                                                                          -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                         766         659

CASH AND CASH EQUIVALENTS - Beginning of year                                               5,619       4,960
                                                                                          -------     -------

CASH AND CASH EQUIVALENTS - End of year                                                   $ 6,385     $ 5,619
                                                                                          =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Cash paid during the period for:
    Interest                                                                              $     9     $    13
                                                                                          -------     -------

    Income taxes, net of refunds                                                          $   614     $   183
                                                                                          -------     -------

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2002 AND 2001

1.   BUSINESS

     Bio-logic Systems Corp. (the "Company") develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the health care industry in North America, Europe and the Far East.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic `83 Research Corp. and Bio-logic International Corp., and its wholly-owned foreign subsidiaries, Bio-logic Systems Corp., Ltd. and Bio-logic FSC International Corp. As of February 28, 2002, Bio-logic `83 Research Corp. and Bio-logic FSC International Corp. had been dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Other Assets - Other assets consist primarily of capitalized software costs for research and development, patent costs and the premiums paid on officers' life insurance policies. Capitalized software costs for research and development are recorded in accordance with Financial Accounting Standard 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," with costs being amortized over a five-year period. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

     Revenue Recognition - The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

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

     Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were $2,771,368 and $2,867,551 as of February 28, 2002 and 2001,
     respectively.

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

     Fair Value of Financial Instruments - The Company's financial instruments include cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments

     Earnings per Share - Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

     Comprehensive Income - SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in shareholders' equity other than those resulting from investments by and distributions to owners. The functional currency for the Company's international operations is the U.S. dollar.

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

     New Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions and their effective dates are as follows:

        . All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

        . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

        . Goodwill and other intangible assets with indefinite lives, acquired after June 30, 2001 are not amortized. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

        . Effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

        . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The adoption of SFAS No. 141, "Business Combinations," should have no material effect on the Company.

     The adoption of SFAS No. 142, "Goodwill and Intangible Assets," should have no material effect on the company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addressed financial, accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of Accounting Principles Board Opinion No. 31, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at March 1, 2002, and it should not have a material effect on its results of operations or financial positions.

3.   INVENTORIES

     Inventories (in thousands of dollars) consist of the following:

                                                    2002             2001
                                                    ----             ----

     Raw Materials                                 $ 2,627         $ 2,333
     Work In process                                 1,923           2,132
     Finished Goods                                    320             379
                                                   -------         -------
        Total Gross Inventory                        4,870           4,844
     Less Reserves                                     743             350
                                                   -------         -------
        Net Inventory                              $ 4,127         $ 4,494
                                                   =======         =======

     During the year, the Company recorded a provision for inventory obsolescence of approximately $1 million related to the technological obsolescence of certain inventory, based on the Company's introduction of new models into the marketplace.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (in thousands of dollars) is comprised of the following at February 28, 2002 and 2001:

                                                                           Estimated
                                                                          Useful Lives
                                                    2002         2001      (in Years)
                                                    ----         ----      ----------
     Land                                          $  676       $  676
     Building                                       1,118        1,118         40
     Machinery and equipment                        1,868        1,690          5
     Booths and exhibits                              174          174          5
     Office furniture and computers                 2,087        2,007          7
     Transportation equipment                         209          209          3
     Building improvements                            193          187         15
                                                   ------       ------
     Property, plant and equipment - gross          6,325        6,061
     Less accumulated depreciation                  3,970        3,534
                                                   ------       ------
     Property, plant and equipment - net           $2,355       $2,527
                                                   ======       ======

     Depreciation expense amounted to $434,870 and $347,015 for 2002 and 2001, respectively.

5.   CAPITALIZED RESEARCH AND DEVELOPMENT COSTS

     Capitalized research and development consists of costs incurred from when the product is determined to be technologically feasible to the time the product is available for general release to customers. These costs consist of software development expenditures from both internal resources as well as contractors, and include the creation of engineering prototypes necessary in the final design of new products. Capitalized research and development costs are amortized over a 5-year period, which approximates the expected life of the product.

     Unamortized research and development costs amounted to $910,000 and $78,324 at February 28, 2002 and 2001, respectively. Amortization expense amounted to $78,324 and $117,343 in 2002 and 2001, respectively.

6.   OPERATING LEASES

     The Company leases office and assembly facilities under long-term operating leases expiring from 2002 to 2007. Total rental expense amounted to $119,155 and $100,050 for 2002 and 2001, respectively.

     Future minimum annual rental commitments under these leases for the years ending after February 28, 2002 are as follows:

               2003                                             $ 90,664
               2004                                               69,812
               2005                                               66,924
               2006                                               66,924
               2007                                               39,039

7.   LONG-TERM DEBT

     Borrowings of $1,600,000 under the Industrial Development Bond, Series 1985 (the "Bond") was due in varying monthly installments through December 2001. The interest rate on the Bond was 80 percent of the prime rate at the end of each fiscal year. Under the terms of the Bond, the Company was to maintain average available non-interest bearing deposits in amounts not less than 10% of the unpaid balance of the Bond at the bank that purchased the Bond. The Company was also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricted the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond. In fiscal 2002, annual maturities of the Bond was $136,506. The bond was paid in full as of February 28, 2002.

     The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 2002 or 2001.

8.   INCOME TAXES

     The provision for income taxes (in thousands) is as follows:

                                                   2002              2001
                                                   ----              ----
               Current:
                 Federal                         $   898           $  (202)
                 State                               158               (62)
                 Foreign                             (17)               86
                                                 -------           -------

                 Total current                     1,039              (178)
               Deferred                              (72)             (200)
                                                 -------           -------

               Total                             $   967           $  (378)
                                                 =======           =======

     The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                                                     2002             2001
                                                                     ----             ----
     U.S. Federal statutory rate                                      34.0%            34.0%
     Difference in foreign tax rate                                    1.6           (257.2)
     Permanent Differences:
             Meals and Entertainment                                   1.1              0.0
             Foreign Sales Corporation (FSC) operations               (4.2)          (218.0)
     State income taxes, net of Federal income tax benefit             4.2            (87.3)
     Other                                                             2.5             (3.6)
                                                                    ------         --------
     Effective income tax (benefit) rate                              39.2%          (532.1)%
                                                                    ======         ========

     Deferred tax assets and liabilities (in thousands) as of February 28, 2002 and 2001 and consist of the following:

                                                          2001          2000
                                                         ------        ------
     Deferred tax liabilities:
          Depreciation                                   $  255        $  106
          Research and development                          367            65
                                                         ------        ------
                 Total deferred tax liabilities             622           171
                                                         ------        ------

     Deferred tax assets:
          Accounts receivable                               224           141
          Inventory                                         312           155
          Vacation                                           64            46
          Accrued Expenses                                  354            70
          Warranty                                          164           183
                                                         ------        ------

     Total deferred tax assets                            1,118           595
                                                         ------        ------

     Net deferred tax asset                              $  496        $  424
                                                         ======        ======

     The net deferred tax asset is classified in the balance sheet as follows:

                                                          2002          2001
                                                         ------        ------

     Deferred tax current asset                          $1,118        $  595
     Deferred tax long-term liability                       622           171
                                                         ------        ------

     Net deferred tax asset                              $  496        $  424
                                                         ======        ======

9.   STOCK OPTIONS

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

                                        Fiscal Year Ended     Fiscal Year Ended
                                           Feb. 28, 2002        Feb. 28, 2001
                                           -------------        -------------

         Net Income
           As Reported                       $ 1,501,703          $ 448,932
           Pro Forma                         $   921,430          $ 113,552

         Net Income Per Share
           As Reported - Basic               $      0.36          $    0.11
                       - Diluted             $      0.35          $    0.11

           Pro Forma   - Basic               $      0.22          $    0.03
                       - Diluted             $      0.21          $    0.03

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 28, 2002 and 2001, respectively: no dividends; expected volatility of 84% and 79%, risk free interest rates of 4.5% and 5.9% and expected life of 9.3 and 9.3 years. The weighted average exercise price of options granted during the years ended February 28, 2002 and February 28, 2001 for which the exercise price exceeds the market price on the grant date was $4.95 and $5.64, respectively, and the weighted average fair value prices were $3.05 and $4.76, respectively. The weighted average exercise price of options granted during the years ended February 28, 2002 and 2001 for which the exercise price equals the market price on the grant date was $3.78 and $4.28, respectively, and the weighted average fair value prices were $2.60 and $4.00, respectively. The weighted average price of options granted during the year ended February 28, 2002 for which the exercise price is below the market price on the grant date was $4.87, and the weighted average fair value price was $3.55. There were no options granted during the year ended February 28, 2001 for which the exercise price was below the market price on the grant date.

           The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 2002:

                                                           Weighted Average
                                                                Remaining
              Range of                 Number                Contractual Life            Weighted Average
           Exercise Price            Outstanding                (Years)                     Exercise Price
           --------------            -----------         -----------------------        --------------------

           $1.50-$2.50                   34,625                    5.28                           $4.12
           $2.51-$4.50                  475,800                    7.86                           $7.54
           $4.51-$6.50                  189,750                    7.66                           $8.05
           $6.51-$8.00                  107,000                    7.60                           $7.60
                                        -------
                                        807,175
                                        =======

                                Range of                   Number               Weighted Average
                             Exercise Price             Exercisable              Exercise Price
                             --------------             -----------             -----------------

                             $1.50-$2.50                  24,500                     $2.30
                             $2.51-$4.50                 111,950                     $3.12
                             $4.51-$6.50                  61,252                     $4.76
                             $6.51-$8.00                  28,000                     $7.16
                                                         -------
                                                         225,702
                                                         =======

Additional information with respect to the Company's Plan at February 28, 2002 and February 28, 2001, is as follows:

                                   FISCAL 2002
                                   -----------

                                                                                     Weighted Average
                                                             Shares                   Exercise Price
                                                             ------                   --------------
Shares Under Option:
     Outstanding at beginning of year                        434,175                        $4.50
     Granted                                                 455,150                        $3.89
     Exercised                                               (30,725)                       $2.92
     Forfeited                                               (51,425)                       $3.58
                                                             -------
     Outstanding at end of year                              807,175                        $4.21
                                                             =======

     Options exercisable at year-end                         225,702                        $3.97
                                                             =======

     Weighted average fair value for
      stock options granted during 2002                             $ 3.90


                                           FISCAL 2001
                                           -----------

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------

Shares Under Option:
     Outstanding at beginning of year               442,075         $ 4.14
     Granted                                         65,000         $ 4.38
     Exercised                                      (51,025)        $ 2.06
     Forfeited                                      (21,875)        $ 2.70
                                                    -------
     Outstanding at end of year                     434,175         $ 4.50
                                                    =======

Options exercisable at year-end                     182,883         $ 3.18
                                                    =======

     Weighted average fair value for
       stock options granted during 2001                            $ 4.38


10.      EXPORT SALES

         Net foreign export sales (in thousands) are summarized as follows:

                                                       2002          2001
                                                       ----          ----

                          Europe                     $   812        $  859
                          Far East                     2,335         2,469
                          Other                          847         1,498
                                                     -------        ------

                          Total                      $ 3,994        $4,826
                                                     =======        ======

         No significant sales were made by foreign subsidiaries in 2002 and 2001.

11.      EMPLOYEE BENEFIT PLAN

         The Company has a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. The Company at varying rates matches employee contributions. The Company may also make discretionary contributions to the plan. The Company made total contributions of $111,726 and $159,060 in 2002 and 2001, respectively.

12.  CONTINGENCIES

     From time to time third parties have made claims that Company products infringe their third-party proprietary rights. In the event of a successful claim of infringement against us, we may be required to pay substantial damages, stop using our technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIO-LOGIC SYSTEMS CORP.
Date:  May 29, 2002
                                                     By: /s/ Gabriel Raviv
                                                         -----------------------
                                                         Gabriel Raviv, CEO

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gabriel Raviv                                    Chairman, Chief Executive             May 29, 2002
-----------------------------------------------      Officer, Director
Gabriel Raviv                                        (Principal Executive Officer)

/s/ Roderick G. Johnson                              President, Chief Operating            May 29, 2002
-----------------------------------------------      Officer, Director
Roderick G. Johnson

/s/ Charles Z. Weingarten, M.D.                      Director                              May 29, 2002
-----------------------------------------------
Charles Z. Weingarten, M.D.

/s/ Michael J. Hanley                                Corporate Controller                  May 29, 2002
-----------------------------------------------      (Principal Financial
Michael J. Hanley                                    Officer)

/s/ Gil Raviv                                        Director                              May 29, 2002
-----------------------------------------------
Gil Raviv

/s/ Irving Kupferberg                                Director                              May 29, 2002
-----------------------------------------------
Irving Kupferberg

/s/ Albert Milstein                                  Director                              May 29, 2002
-----------------------------------------------
Albert Milstein

/s/ Craig W. Moore                                   Director                              May 29, 2002
-----------------------------------------------
Craig W. Moore

/s/ Lawrence D. Damron                               Director                              May 29, 2002
-----------------------------------------------
Lawrence D. Damron

                                  EXHIBIT INDEX
                                  -------------

     Exhibit
     Number                       Description
     ------                       -----------

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

     10.1 Lease between the Company and Harris Trust & Savings Bank dated August 9, 1983 (2)

     10.2 Technology License Agreement between the Company and Neurographic Technologies dated August 13, 1984 (3)

     10.3 Real Estate Sale Contract between the Company and First National Bank of Lake Forest, as Trustee, dated December 23, 1985 (4)

     10.4 Loan Agreement between the Company and Village of Mundelein, Illinois dated as of December 1, 1985 (4)

     10.5 Mortgage and Security Agreement between the Company and Village of Mundelein, Illinois dated December 1, 1985 (4)

     10.6 Bond Purchase Agreement between the Company and First American Bank of Dundee dated December 1, 1985 (4)

     10.7         Agreement among Gabriel Raviv, Gil Raviv, Charles Z.
                  Weingarten and the Company (5)

     10.8         Employment Agreement between the Company and Gabriel Raviv (5)

     10.9         Employment Agreement between the Company and Gil Raviv (5)

     10.10 Form of Export Property Sale, Commission and Lease Agreement between the Company and Bio-logic International Corporation
                  (6)

     10.11        Agreement and General Release between the Company and Gil
                  Raviv (8)

     10.12        Letter dated May 2, 1994 from First American Bank to the
                  Company (9)

     10.13 Letter of Intent dated June 30, 1994 by and among the Company, Luther Medical Products, Inc. and Neuro Diagnostics, Inc. (10)

     10.14 Asset Purchase Agreement dated as of July 1, 1994 by and among the Company, NDI Acquisition Corp., Luther Medical Products, Inc. and Neuro Diagnostics, Inc.(11)

     10.15        Employment Agreement between the Company and Roderick G.
                  Johnson (12)

     21.          Subsidiaries of the Company

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

    (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

    (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1993.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1994.

(10) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended May 31, 1994.

(11) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended August 31, 1994.

(12)        Incorporated by reference from the Company's Report on Form
                  10-Q for the quarter ended August 31, 1999.