Form 10QSB/A
period 2001-05-31
BIO LOGIC SYSTEMS CORP
filed 2002-06-17
CIK 355007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

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

                       Yes ___               No  X
                                                ---

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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


Signatures

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

Part 1.    Financial Information
Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                May 31, 2001          Feb. 28, 2001
                                                                                  Restated
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  6,540,726          $  5,619,495
  Accounts receivable, less allowance for doubtful accounts
    of $405,041 at May 31, 2001 and $362,085 at Feb. 28, 2001                      5,113,355             6,043,617
  Inventories                                                                      5,014,828             4,493,754
  Prepaid expenses                                                                   331,898               263,339
  Deferred income taxes                                                              595,000               595,000
                                                                                ------------          ------------

           Total current assets                                                   17,595,807            17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                                2,532,813             2,527,419

OTHER ASSETS                                                                         755,705               580,406
                                                                                ------------          ------------

TOTAL ASSETS                                                                    $ 20,884,325          $ 20,123,030
                                                                                ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $     96,417          $    136,506
  Accounts payable                                                                 1,672,361             2,067,414
  Accrued salaries and payroll taxes                                                 629,371               682,973
  Accrued interest and other expenses                                              1,333,293               851,040
  Accrued income taxes                                                               452,102               107,523
  Deferred revenue                                                                   367,966               478,189
                                                                                ------------          ------------

           Total current liabilities                                               4,551,510             4,323,645

LONG-TERM DEBT - Less current maturities                                                 ---                   ---

DEFERRED INCOME TAXES                                                                171,000               171,000
                                                                                ------------          ------------

           Total liabilities                                                       4,722,510             4,494,645
                                                                                ------------          ------------

COMMITMENTS                                                                              ---                   ---

SHAREHOLDERS' EQUITY:
   Capital stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding; issued 4,170,509 and outstanding 4,122,709 at May 31, 2001;
     issued 4,161,309 and outstanding 4,113,509 at February 28, 2001                  42,161                42,146
   Additional paid-in capital                                                      5,112,310             5,107,770
   Retained earnings                                                              11,139,324            10,610,449
                                                                                ------------          ------------

                                                                                  16,293,795            15,760,365
   Less treasury stock, at cost: 47,800 shares at May 31, 2001
       and February 28, 2001                                                         131,980               131,980
                                                                                ------------          ------------

           Total shareholders' equity                                             16,161,815            15,628,385
                                                                                ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 20,884,325          $ 20,123,030
                                                                                ============          ============

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

      Condensed Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                       Three Months Ended
                                                             May 31,
                                                 -------------------------------

                                                     2001              2000
                                                   Restated
NET SALES                                        $  8,713,830      $  5,319,377

COST OF SALES                                       3,439,993         1,861,246
                                                 ------------      ------------

    Gross profit                                    5,273,837         3,458,131


OPERATING EXPENSES:
    Selling, general and administrative             3,501,456         2,953,361
    Research and development                          887,779           846,466
                                                 ------------      ------------

         Total operating expenses                   4,389,235         3,799,827
                                                 ------------      ------------


OPERATING INCOME (LOSS)                               884,602          (341,696)

OTHER INCOME (EXPENSE):
    Interest income                                    75,092            86,769
    Interest expense                                   (5,780)           (3,031)
    Miscellaneous                                     (84,338)           (2,717)
                                                 ------------      ------------

         Total Other Income (Expense)                 (15,026)           81,021
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     869,576          (260,675)

PROVISION (BENEFIT) FOR INCOME TAXES                  340,701           (73,000)
                                                 ------------      ------------

NET INCOME (LOSS)                                $    528,875      $   (187,675)
                                                 ============      ============

RETAINED EARNINGS,
BEGINNING OF PERIOD                                10,610,449        10,161,517
                                                 ------------      ------------

RETAINED EARNINGS,
END OF PERIOD                                    $ 11,139,324      $  9,973,842
                                                 ============      ============

EARNINGS (LOSS) PER SHARE:

    Basic                                        $       0.13      $      (0.05)
                                                 ============      ============

    Diluted                                      $       0.12      $      (0.05)
                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             May 31,
                                                                                 -------------------------------

                                                                                    2001                2000
                                                                                  Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $   528,875         $  (187,675)
   Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
       Depreciation and amortization                                                 134,057             122,420
       Provision for bad debts                                                        28,800              28,800
       Provision for inventory valuation                                             570,000             120,000
       (Increases) decreases in assets:
            Accounts receivable                                                      901,462           1,592,518
            Inventories                                                           (1,091,074)           (284,689)
            Prepaid expenses                                                         (68,559)            (46,744)
       Increases (decreases) in liabilities:
            Accounts payable and overdrafts                                         (395,053)           (251,940)
            Accrued liabilities and deferred revenue                                 318,428            (327,674)
            Accrued income taxes                                                     344,579            (180,393)
                                                                                 -----------         -----------

           Net cash flows provided by operating activities                         1,271,515             584,623

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (92,859)           (260,535)
   Other assets                                                                     (221,891)            (70,614)
                                                                                 -----------         -----------

           Net cash flows (used in) investing activities                            (314,750)           (331,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                             4,555              26,742
   Purchase of treasury stock                                                            ---                 ---
   Payments of long-term debt                                                        (40,089)            (40,039)
                                                                                 -----------         -----------

           Net cash flows (used in) financing activities                             (35,534)            (13,297)
                                                                                 -----------         -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     921,231             240,177

CASH AND CASH EQUIVALENTS - Beginning of period                                    5,619,495           4,959,902
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS - End of period                                        $ 6,540,726         $ 5,200,079
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Cash paid during the period for:
       Interest                                                                  $     2,805         $     2,533
                                                                                 ===========         ===========

       Income taxes                                                              $     3,876         $   188,113
                                                                                 ===========         ===========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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

6.   Restatement

     Research and development (R&D) expenses have been restated to reflect the capitalization of software related to significant upgrades for neurology and sleep systems. R&D expenses have been reduced by $221,891 for the three months ended May 31, 2001.

     In addition, the tax provision has been increased by $120,701 for the three months ended May 31, 2001 to reflect the estimated tax effect of the R&D capitalization, and to restate the interim tax provision from a 34% effective rate to a 39.2% effective rate. The lower effective rate reflected a lower foreign tax rate which expired effective March 1, 2001.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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

Liquidity and Capital Resources

As of May 31, 2001, the Company had working capital of $13,044,297, including $6,540,726 in cash and cash equivalents and $5,113,355 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

The increase in cash flow for the three months ended May 31, 2001 was $921,231 and net cash flow provided by operations was $1,271,515. Net income for the quarter ended May 31, 2001 was $528,875, increasing cash flow from operations, while a net loss of $187,675 in the quarter ended May 31, 2000 decreased cash flow from operations. In the first quarter ended May 31, 2001, cash flow from operations was provided primarily by a reduction of accounts receivable and increases in accrued income taxes, liabilities and deferred revenue. In contrast, cash flow from operations was used primarily for the purchase of additional inventory and the reduction of accounts payable.

Results of Operations

Net sales for the three month period ended May 31, 2001 (the "2001 three months") increased by approximately 64% to $8,713,830 from $5,319,377 in the three month period ended May 31, 2000 (the "2000 three months"). Domestic sales for the 2001 three months, which represents 90% of net sales, increased by 72% to $7,858,134 compared to $4,566,582 for the 2000 three months. In addition, foreign sales increased approximately 14% to $855,696 for the 2001 three months from $752,795 during the 2000 three months. The increase in domestic sales can be attributed primarily to the $3.2 million sale of the Company's hearing products to numerous health facilities in the Province of Ontario, Canada. Also, net sales of the Company's ABaer(TM) and NavPro hearing products continued strong to domestic, non-Canadian customers since their introduction in the second quarter of fiscal 2001. In addition, sales of the Sleepscan product line grew significantly from the prior year. In contrast, sales of the Company's other neurology product line, Ceegraph, declined in the 2001 three months compared to the 2000 three months due in part to delays in the release of new neurology hardware (Netlink(TM)) and increased competition. International sales increased primarily due to sales of hearing products, in particular the ABaer and AuDX, which were partially offset by a decline in sales of the Ceegraph products.

Cost of sales increased to $3,439,993 during the 2001 three months compared to $1,861,246 for the 2000 three months, and as a percentage of net sales increased to 39% for the 2001 three months compared to 35% for the 2000 three months. This increase in cost of sales as a percentage of net sales was the result of higher service and manufacturing costs, plus an additional $450,000 charge to the provision for inventory obsolescence as a result of uncertainties, created in part by the recent implementation of the Company's enterprise research planning
(ERP) system.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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

Research and development costs increased by 5% to $887,779 or 10% of net sales in the 2001 three months, compared to $846,466 or 16% of net sales in the 2000 three months. In the fiscal 2002 three months, the Company capitalized $221,891 in R&D expenses related to significant software upgrades that have created new functionality in its neurology and sleep product lines. Including the capitalized costs, total R&D expenditures for the fiscal 2002 three months were $1,109,670, representing a 31% increase over the fiscal 2001 three month spending levels, or 13% of net sales.

For the 2001 three months, the Company had operating income of $884,602 compared to an operating loss of $341,696 or the three months ended May 31, 2000. The increase in operating income for the 2001 three months is mainly the result of higher net sales associated with the Canadian order offset by increases in cost of sales and higher operating expenses.

Net interest income decreased to $69,312 from $83,738 for the 2001 and 2000 three months, respectively. This decrease reflects lower interest income due to lower market interest rates. In addition, a currency loss of $84,484 was incurred due to the decline of the Canadian dollar versus U.S. dollar.

The tax provision of $340,701 was 39.2% of the net income before income taxes during the 2001 three months compared to an income tax benefit of $73,000 or 28.0% of the loss before taxes during the 2000 three months. The Company's income tax provision for fiscal 2002 approximates the marginal tax rate for federal and state income tax, and reflects the end of a tax holiday for an overseas subsidiary.

The Company had net income of $528,875 or $0.13 per basic share and $0.12 per diluted share for the 2001 three months, compared to a net loss of $187,675 or $0.05 per basic and diluted share for the 2000 three months. The Company attributes the gain in the 2001 three months to higher net sales partially offset by increases in cost of sales, operating expenses, currency losses and income taxes.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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

-----------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-18 filed on August 7, 1981
                  (File No. 2-73587-C).

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

         Date:  June 14, 2002        By:  /s/ Roderick G. Johnson
                                          ----------------------------
                                              Roderick G. Johnson,
                                               President & Chief
                                               Operating Officer

         Date:  June 14, 2002        By:  /s/ Michael J. Hanley
                                         ----------------------------
                                               Michael J. Hanley,
                                             Corporate Controller
                                         (Principal Financial Officer)