Form 10QSB/A
period 2001-08-31
BIO LOGIC SYSTEMS CORP
filed 2002-06-17
CIK 355007

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

                                   Yes  X   No __
                                       ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 8, 2001
  Common Stock $.01 par value                         4,235,556 shares

                  Transitional Small Business Disclosure Format

                                   Yes __  No  X
                                              ---

                               TABLE OF CONTENTS

Part I.  Financial Information
                                                                                  Page
     Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets at August 31, 2001 and       3
                 February 28, 2001

                 Condensed Consolidated Statements of Operations and Retained       4
                 Earnings for the three and six months ended August 31, 2001 and 2000

                 Condensed Consolidated Statements of Cash Flows for the six        5
                 months ended August 31, 2001 and 2000

                 Notes to Condensed Consolidated Financial Statements               6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  7


Part II. Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders                  9

     Item 6.   Exhibits and Reports on Form 8-K                                     9


Signatures                                                                         10

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

Part 1.  Financial Information
Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                    August 31,    February 28,
                                                                                       2001          2001
                                                                                     Restated
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                    $ 5,581,030   $ 5,619,495
      Accounts receivable, less allowance for doubtful accounts
           of $436,474 at August 31, 2001 and $362,085 at Feb. 28, 2001              5,742,567     6,043,617
      Inventories                                                                    5,262,002     4,493,754
      Prepaid expenses                                                                 178,029       263,339
      Deferred income taxes                                                            595,000       595,000
                                                                                   -----------   -----------
           Total current assets                                                     17,358,628    17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                                  2,540,932     2,527,419

OTHER ASSETS                                                                           945,051       580,406
                                                                                   -----------   -----------
TOTAL ASSETS                                                                       $20,844,611   $20,123,030
                                                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                         $    55,659   $   136,506
      Accounts payable                                                               1,468,405     2,067,414
      Accrued salaries and payroll taxes                                               490,974       682,973
      Accrued interest and other expenses                                            1,372,748       851,040
      Accrued income taxes                                                             309,398       107,523
      Deferred revenue                                                                 394,587       478,189
                                                                                   -----------   -----------
           Total current liabilities                                                 4,091,771     4,323,645

LONG-TERM DEBT - Less current maturities                                                    --            --

DEFERRED INCOME TAXES                                                                  171,000       171,000
                                                                                   -----------   -----------
           Total liabilities                                                         4,262,771     4,494,645
                                                                                   -----------   -----------

COMMITMENTS                                                                                 --            --

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding; issued 4,235,356 and outstanding 4,187,556 at August 31,
           2001; issued 4,214,634 and
           outstanding 4,166,834 at February 28, 2001                                   42,354        42,146
      Additional paid-in capital                                                     5,155,878     5,107,770
      Retained earnings                                                             11,515,588    10,610,449
                                                                                   -----------   -----------
                                                                                    16,713,820    15,760,365
      Less treasury stock, at cost: 47,800 shares at August 31, 2001
           and February 28, 2001                                                       131,980       131,980

                                                                                   -----------   -----------
           Total shareholders' equity                                               16,581,840    15,628,385
                                                                                   -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $20,844,611   $20,123,030
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

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

      Condensed Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                    August 31,                      August 31,
                                           ----------------------------    ----------------------------
                                                2001            2000           2001            2000
                                              Restated                       Restated
NET SALES                                  $  7,192,312    $  5,864,022    $ 15,906,142    $ 11,183,399

COST OF SALES                                 2,565,858       1,942,321       6,005,851       3,803,568
                                           ------------    ------------    ------------    ------------

      Gross Profit                            4,626,454       3,921,701       9,900,291       7,379,831
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
      Selling, general & administrative       3,193,747       3,077,389       6,695,203       6,030,750
      Research & development                    875,565         883,585       1,763,343       1,730,051
                                           ------------    ------------    ------------    ------------
            Total operating expenses          4,069,312       3,960,974       8,458,546       7,760,801
                                           ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                         557,142         (39,273)      1,441,745        (380,970)

OTHER INCOME (EXPENSE):
      Interest income                            62,801          86,051         137,894         172,820
      Interest expense                           (1,268)        (15,799)         (7,049)        (18,830)
      Miscellaneous                                 (23)         (5,391)        (84,361)         (8,107)
                                           ------------    ------------    ------------    ------------
            Total other income (expense)         61,510          64,861          46,484         145,883
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES               618,652          25,588       1,488,229        (235,087)

PROVISION (BENEFIT) FOR INCOME TAXES            242,388           7,175         583,090         (65,825)

                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS)                          $    376,264    $     18,413    $    905,139    $   (169,262)
                                           ============    ============    ============    ============

RETAINED EARNINGS, BEGINNING OF PERIOD       11,139,324       9,973,842      10,610,449      10,161,517

                                           ------------    ------------    ------------    ------------
RETAINED EARNINGS, END OF PERIOD           $ 11,515,588    $  9,992,255    $ 11,515,588    $  9,992,255
                                           ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:

      Basic                                $       0.09    $       0.01    $       0.22    $      (0.04)
                                           ============    ============    ============    ============

      Diluted                              $       0.09    $       0.01    $       0.21    $      (0.04)
                                           ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB/A


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                    August 31,
                                                                                         --------------------------------
                                                                                             2001                2000
                                                                                           Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                        $    905,139       $    (169,262)

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:

              Depreciation and amortization                                                   291,925             241,969

              Provision for bad debts                                                          74,389              57,600

              Provision for inventory valuation                                               608,338             240,000

              (Increases) decreases in assets:
                   Accounts receivable                                                        226,661           1,365,605
                   Inventories                                                             (1,376,586)           (714,334)
                   Prepaid expenses                                                            85,310             (97,415)

              Increases (decreases) in liabilities:
                   Accounts payable and overdrafts                                           (599,009)           (318,942)
                   Accrued liabilities and deferred revenue                                   246,107             210,411
                   Accrued income taxes                                                       201,875            (162,196)
                                                                                         ------------       -------------

              Net cash flows provided by operating activities                                 664,149             653,436

CASH FLOWS FROM INVESTING ACTIVITIES:

              Capital expenditures                                                           (216,416)           (353,337)

              Other assets                                                                   (453,667)           (132,136)
                                                                                         ------------       -------------

              Net cash flows (used in) investing activities                                  (670,083)           (485,473)

CASH FLOWS FROM FINANCING ACTIVITIES:

              Proceeds from exercise of stock options                                          48,316              32,092

              Payments of long-term debt                                                      (80,847)            (78,963)

                                                                                         ------------       -------------
              Net cash flows (used in) financing activities                                   (32,531)            (46,871)
                                                                                         ------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (38,465)            121,092

CASH AND CASH EQUIVALENTS - Beginning of period                                             5,619,495           4,959,902

                                                                                         ------------       -------------
CASH AND CASH EQUIVALENTS - End of period                                                $  5,581,030       $   5,080,994
                                                                                         ============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

              Cash paid during the period for:

                   Interest                                                              $      4,074       $       6,411
                                                                                         ============       =============
                   Income taxes  (net of refunds)                                        $    352,015       $     209,113
                                                                                         ============       =============

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

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

5.   Treasury Stock Repurchase

     As of August 31, 2001, the Company purchased an aggregate of 47,800 shares of its common stock at a total cost of $131,980.

6.   Restatement

     Research and development (R&D) expenses have been restated to reflect the capitalization of software related to significant upgrades for neurology and sleep systems. R&D expenses have been reduced by $231,776 and $453,667 for the three and six months ended August 31, 2001, respectively.

     In addition, the tax provision has been increased by $110,639 and $231,340 for the three and six months ended August 31, 2001 to reflect the estimated tax effect of the R&D capitalization, and to restate the interim tax provision from a 34% effective rate to a 39.2% effective rate. The lower effective rate reflected a lower foreign tax rate which expired effective March 1, 2001.

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


Liquidity and Capital Resources

As of August 31, 2001, the Company had working capital of $13,266,857 including $5,581,030 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

For the six months ended August 31, 2001, cash flow decreased by $38,465 and net cash flow from operations increased by $664,149. Net income for the six months ended August 31, 2001 increased net cash flow from operating activities by $905,139 compared to a net loss of $169,262 that decreased net cash flow from operating activities for the six months ended August 31, 2000. In the six months ended August 31, 2001, the Company invested in inventory to support the recently released hearing products and the launch of the Ceegraph(TM) Netlink Headbox resulting in a decrease of net cash flow of $1,376,586. The collection of customer payments reduced the Company's accounts receivable, resulting in an increase of net cash flow of $226,661.


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

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

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

Research and development (R&D) costs for the three months were $875,565, essentially unchanged from the 2001 three months of $883,585. For the six months, R&D costs were $1,763,343, an increase of 2% over the 2001 six months R&D costs of $1,731,051. As a percentage of net sales, total research and development costs decreased to 12% and 11% for the 2001 three and six months, compared to 15% for the 2000 three and six months. In fiscal 2002 the Company capitalized $231,776 and $453,667 for the three and six months, respectively, related to significant software upgrades that have created new functionality in its neurology and sleep product lines. Including the capitalized costs, total R&D expenditures for the fiscal 2002 three and six months were $1,107,341 and $2,217,010, respectively, representing a 26% and 28% increase over the fiscal 2001 three and six month spending levels, or 15% and 14% of net sales, respectively.

The Company had operating income of $557,142 and $1,441,745 for the fiscal 2002 three and six months, respectively, compared to operating losses of $39,273 and $380,970 for the fiscal 2001 three and six months, respectively. The operating income for the 2001 three and six months was a result of higher net sales partially offset by increased cost of sales and higher selling, general and administrative expenses, partly offset by lower research and development expenses due to capitalized costs.

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

The Company had income tax expense of $242,388 and $583,090 for the 2001 three and six months, respectively, compared to income tax expense of $7,175 and an income tax benefit of $65,825 for the 2000 three and six months, respectively. The Company's income tax provision for fiscal 2002 approximates the marginal tax rate for federal and state income tax, and reflects the end of a tax holiday for an overseas subsidiary.

The Company had net income of $376,264 and $905,139, or $0.09 and $0.21 per diluted share for the 2001 three and six months, respectively, compared to net income of $18,413 and a net loss of $169,262 or $0.01 and $(0.04) per diluted share, for the 2000 three and six months, respectively. The Company attributes the gain in fiscal 2002 to higher net sales partially offset by increases in cost of sales, operating expenses, currency losses and income taxes.

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

         Date: June 14, 2002     By: /s/ Roderick G. Johnson
                                     --------------------------------
                                         Roderick G. Johnson,
                                         President and Chief
                                          Operating Officer


         Date: June 14, 2002     By: /s/ Michael J. Hanley
                                     --------------------------------
                                            Michael J. Hanley,
                                           Corporate Controller
                                       (Principal Financial Officer)