Form 10QSB/A
period 2001-11-30
BIO LOGIC SYSTEMS CORP
filed 2002-06-17
CIK 355007

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

                             Yes __       No  X
                                             ---

                                TABLE OF CONTENTS

Part I.  Financial Information

                                                                                              Page
     Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets at November 30, 2001 and                 3
                 February 28, 2001

                 Condensed Consolidated Statements of Operations and Retained                   4
                 Earnings for the three and nine months ended November 30, 2001 and 2000

                 Condensed Consolidated Statements of Cash Flows for the nine                   5
                 months ended November 30, 2001 and 2000

                 Notes to Condensed Consolidated Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              7



Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                      10


Signatures                                                                                     11

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

Part I.    Financial Information
Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                  November 30,        February 28,
                                                                                      2001                2001
                                                                                    Restated
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 6,052,190         $ 5,619,495
    Accounts receivable, less allowance for doubtful accounts of
         $469,387 at November 30, 2001 and $362,085 at February 28, 2001            5,927,797           6,043,617
    Inventories                                                                     5,258,721           4,493,754
    Prepaid expenses                                                                  278,896             263,339
    Deferred income taxes                                                             595,000             595,000
                                                                                  -----------         -----------
         Total current assets                                                      18,112,604          17,015,205

PROPERTY, PLANT AND EQUIPMENT - Net                                                 2,450,841           2,527,419

OTHER ASSETS                                                                        1,144,276             580,406
                                                                                  -----------         -----------

TOTAL ASSETS                                                                      $21,707,721         $20,123,030
                                                                                  ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $    14,143         $   136,506
    Accounts payable                                                                1,921,076           2,067,414
    Accrued salaries and payroll taxes                                                751,033             682,973
    Accrued interest and other expenses                                               875,381             851,040
    Accrued income taxes                                                              507,698             107,523
    Deferred revenue                                                                  484,066             478,189
                                                                                  -----------         -----------
         Total current liabilities                                                  4,553,397           4,323,645

LONG-TERM DEBT - Less current maturities                                                    -                   -

DEFERRED INCOME TAXES                                                                 171,000             171,000
                                                                                  -----------         -----------
         Total liabilities                                                          4,724,397           4,494,645
                                                                                  -----------         -----------

COMMITMENTS                                                                                 -                   -

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized, 10,000,000 shares;
         issued 4,187,856 and outstanding 4,187,856 at November 30, 2001;
         issued 4,214,634 and outstanding 4,166,834 at February 28, 2001               41,879              42,146
    Additional paid-in capital                                                      5,025,445           5,107,770
    Retained earnings                                                              11,916,000          10,610,449
                                                                                  -----------         -----------
                                                                                   16,983,324          15,760,365
    Less treasury stock, at cost: no shares at November 30, 2001 and
         47,800 shares at February 28, 2001                                                 -             131,980

                                                                                  -----------         -----------
         Total shareholders' equity                                                16,983,324          15,628,385
                                                                                  -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $21,707,721         $20,123,030
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

                             Bio-logic Systems Corp.
                                   Form 10-QSB/A

      Condensed Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                Three Months Ended                     Nine Months Ended
                                                    November 30,                          November 30,
                                         ---------------------------------      ---------------------------------

                                              2001              2000                 2001              2000
                                            Restated                               Restated
NET SALES                                 $   6,333,034     $   6,622,632        $  22,239,176     $  17,806,031

COST OF SALES                                 2,055,798         2,061,774            8,061,648         5,865,341
                                         ---------------   ---------------      ---------------   ---------------
   Gross Profit                               4,277,236         4,560,858           14,177,528        11,940,690
                                         ---------------   ---------------      ---------------   ---------------

OPERATING EXPENSES:
   Selling, general & administrative          3,016,881         3,163,571            9,712,084         9,194,321
   Research & development                       643,354           930,405            2,406,698         2,660,457
                                         ---------------   ---------------      ---------------   ---------------
      Total operating expenses                3,660,235         4,093,976           12,118,782        11,854,778
                                         ---------------   ---------------      ---------------   ---------------

OPERATING INCOME                                617,001           466,882            2,058,746            85,912

OTHER INCOME (EXPENSE):
   Interest income                               29,256            85,772              167,150           258,592
   Interest expense                                (570)           (4,193)              (7,618)          (23,023)
   Miscellaneous                                 12,607            (4,139)             (71,755)          (12,246)
                                         ---------------   ---------------      ---------------   ---------------
      Total other income                         41,293            77,440               87,777           223,323
                                         ---------------   ---------------      ---------------   ---------------

INCOME BEFORE INCOME TAXES                      658,294           544,322            2,146,523           309,235

PROVISION FOR INCOME TAXES                      257,882           152,410              840,972            86,585

                                         ---------------   ---------------      ---------------   ---------------
NET INCOME                                $     400,412     $     391,912        $   1,305,551     $     222,650
                                         ===============   ===============      ===============   ===============

RETAINED EARNINGS, BEGINNING OF PERIOD       11,515,588         9,992,255           10,610,449        10,161,517

                                         ---------------   ---------------      ---------------   ---------------
RETAINED EARNINGS, END OF PERIOD          $  11,916,000     $  10,384,167        $  11,916,000     $  10,384,167
                                         ===============   ===============      ===============   ===============

EARNINGS PER SHARE:

   Basic                                  $        0.10     $        0.09        $        0.32     $        0.05
                                         ===============   ===============      ===============   ===============

   Diluted                                $        0.09     $        0.09        $        0.30     $        0.05
                                         ===============   ===============      ===============   ===============

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                 Form 10-QSB/A

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      November 30,
                                                                                        ------------------------------------
                                                                                               2001               2000
                                                                                            Restated
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                                $ 1,305,551        $   222,650
 Adjustments to reconcile net income to net cash flows
               provided by operating activities:

               Depreciation and amortization                                                   407,065            384,536

               Provision for bad debts                                                         107,301             86,400

               Provision for inventory valuation                                               553,338            360,000

               (Increases) decreases in assets:
                    Accounts receivable                                                          8,519            321,857
                    Inventories                                                             (1,318,305)          (690,102)
                    Prepaid expenses                                                           (15,558)           (59,303)

               Increases (decreases) in liabilities:
                    Accounts payable and overdrafts                                           (146,338)           337,153
                    Accrued liabilities and deferred revenue                                    98,279            (52,145)
                    Accrued income taxes                                                       400,175             (9,785)
                                                                                        ---------------     --------------

               Net cash flows provided by operating activities                               1,400,027            901,261

 CASH FLOWS FROM INVESTING ACTIVITIES:

               Capital expenditures                                                           (241,465)          (438,133)

               Other assets                                                                   (652,892)          (147,762)
                                                                                        ---------------     --------------

               Net cash (used in) investing activities                                        (894,357)          (585,895)

 CASH FLOWS FROM FINANCING ACTIVITIES:

               Proceeds from exercise of stock options                                          49,388            136,273

               Payments of long-term debt                                                     (122,363)          (117,816)

                                                                                        ---------------     --------------
               Net cash flows provided by (used in) financing activities                       (72,975)            18,457
                                                                                        ---------------     --------------

 INCREASE IN CASH AND CASH EQUIVALENTS                                                         432,695            333,823

 CASH AND CASH EQUIVALENTS - Beginning of period                                             5,619,495          4,959,902

                                                                                        ---------------     --------------
 CASH AND CASH EQUIVALENTS - End of period                                                 $ 6,052,190        $ 5,293,725
                                                                                        ===============     ==============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

               Cash paid during the period for:
                    Interest                                                               $     4,643        $    10,311
                                                                                        ===============     ==============
                    Income taxes (net of refunds)                                          $   372,120        $   209,113
                                                                                        ===============     ==============

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

6.   Restatement

     Research and development (R&D) expenses have been restated to reflect the capitalization of software related to significant upgrades for neurology and sleep systems. R&D expenses have been reduced by $226,318 and $679,985 for the three and nine months ended November 30, 2001, respectively.

     In addition, the tax provision has been increased by $111,009 and $342,349 for the three and nine months ended November 30, 2001 to reflect the estimated tax effect of the R&D capitalization, and to restate the interim tax provision from a 34% effective rate to a 39.2% effective rate. The lower effective rate reflected a lower foreign tax rate which expired effective March 1, 2001.

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

Liquidity and Capital Resources

As of November 30, 2001, the Company had working capital of $13,559,207 including $6,052,190 in cash, short-term investments and other cash equivalents. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

For the nine months ended November 30, 2001, net cash flows from operations were $1,400,027 and total net cash flows were $432,695. Net income for the nine months ended November 30, 2001 contributed $1,305,551 to net cash flows from operating activities, an increase of $1,082,901 over the $222,650 of net income for the nine months ended November 30, 2000. The Company decreased its cash flow by $1,318,305 due to its increased inventory investment to support both its hearing business needs, as well as its launch of the Ceegraph(TM) Netlink(TM) Headbox.

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

                             Bio-logic Systems Corp.
                                  Form 10-QSB/A

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

Research and development ("R&D") costs for the three months ended November 30, 2001 were $643,354, a 31% decrease from R&D spending of $930,405 during the same quarter last year. On a year-to-date basis, R&D spending of $2,406,698 decreased 10% from the $2,660,457 reported for the nine months ended November 30, 2000. As a percentage of net sales, R&D costs were approximately 10% and 11% for the 2001 three and nine month periods, respectively, compared to 14% and 15%, respectively, for the same periods last year. In addition to domestic R&D activities, the Company continues its R&D activities in Poland. In fiscal 2002 the Company capitalized $226,318 and $679,985 for the three and nine months, respectively, related to significant software upgrades that have created new functionality in its neurology and sleep product lines. Including the capitalized costs, total R&D expenditures for the fiscal 2002 three and nine months were $869,672 and $3,086,683, respectively, representing a 7% decrease and a 16% increase over the fiscal 2001 three and nine month spending levels, or 14% of net sales. Additionally, the reduction in the 2002 fiscal third quarter was also attributable to a one-time credit in the quarter associated with a special project with another company.

Operating income was $617,001 and $2,058,746 for the 2001 three and nine months, respectively, compared to operating income of $466,882 and $85,912 for the 2000 three and nine months, respectively. The 32% increase in income for the fiscal 2002 third quarter was mainly due to reduced SG&A spending and the capitalization of R&D costs, partly offset by lower sales volume and product mix. The increase in operating income for the nine-month period was mainly due to increased sales and the capitalization of R&D costs, partially offset by increases in commission expenses.

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

Income tax expense was $257,882 and $840,972 for the fiscal 2002 three and nine months, respectively, compared to $152,410 and $86,585 for the fiscal 2001 three and nine months, respectively. The Company's income tax provision for fiscal 2002 approximates the marginal tax rate for federal and state income tax, and reflects the end of a tax holiday for an overseas subsidiary.

Net income was $400,412 and $1,305,551, or $0.09 and $0.30 per diluted share, for the 2001 three and nine months, respectively, compared to net income of $391,912 and $222,650, or $0.09 and $0.05 per diluted share, for the 2000 three and nine months, respectively. The reduction in quarterly net sales in the 2001 three months was offset by reduced SG&A spending and the capitalization of R&D costs. Year-to-date, the increase in net income is attributable to higher net sales and the capitalization of R&D costs, partially offset by lower interest income and higher cost of sales, operating expenses, and currency losses.

                             Bio-logic Systems Corp.
                                   Form 10-QSB/A
Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates are as follows:

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



      Date: June 14, 2002    By: /s/ Roderick G. Johnson
                                 ---------------------------
                                           Roderick G. Johnson,
                                            President and Chief
                                             Operating Officer

      Date: June 14, 2002    By: /s/ Michael J. Hanley
                                 ---------------------------
                                            Michael J. Hanley,
                                           Corporate Controller
                                       (Principal Financial Officer)