Form 10QSB
period 2002-05-31
BIO LOGIC SYSTEMS CORP
filed 2002-07-11
CIK 355007

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2002

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

                                  YES  X        NO ___
                                      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at July 5, 2002
   Common Stock $.01 par value                           4,196,281

                  Transitional Small Business Disclosure Format

                                   Yes ___      No  X
                                                   ---

                             Bio-logic Systems Corp.
                                  Form 10-QSB

                                TABLE OF CONTENTS

Part I.  Financial Information
                                                                           Page
         Item 1.    Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at May 31, 2002
                and February 28, 2002                                        3

                Condensed Consolidated Statements of Operations and
                Retained Earnings for the three months ended
                May 31, 2002 and 2001                                        4

                Condensed Consolidated Statements of Cash Flows for
                the three months ended May 31, 2002 and 2001                 5

                Notes to Condensed Consolidated Financial Statements         6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9


Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                        11


Signatures                                                                  12

                             Bio-logic Systems Corp.
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                  In Thousands

                                                                              May 31,       February 28,
                                                                               2002              2002
                                                                            ----------      ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                             $    9,178      $      6,385
      Accounts receivable, less allowance for doubtful accounts
           of $632 at May 31, 2002 and $578 at Feb. 28, 2002                     6,176             7,059
      Inventories                                                                3,878             4,127
      Prepaid expenses                                                             300               428
      Deferred income taxes                                                      1,118             1,118
                                                                            ----------      ------------
           Total current assets                                                 20,650            19,117

PROPERTY, PLANT AND EQUIPMENT - Net                                              2,275             2,355

OTHER ASSETS                                                                     1,636             1,470
                                                                            ----------      ------------
TOTAL ASSETS                                                                $   24,561      $     22,942
                                                                            ==========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                      $    1,363      $      1,805
      Accrued salaries and payroll taxes                                         1,487             1,068
      Accrued interest and other expenses                                        1,279             1,127
      Accrued income taxes                                                         770               708
      Deferred revenue                                                           1,456               423
                                                                            ----------      -----------
           Total current liabilities                                             6,355             5,131

LONG-TERM DEBT                                                                       -                 -

DEFERRED INCOME TAXES                                                              622               622
                                                                            ----------      ------------
           Total liabilities                                                     6,977             5,753
                                                                            ----------      ------------

COMMITMENTS                                                                          -                 -

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized, 10,000,000 shares;
            4,193,781 issued and outstanding at May 31, 2002;
           4,191,656 issued and outstanding at February 28, 2002                    42                42
      Additional paid-in capital                                                 5,042             5,035
      Retained earnings                                                         12,500            12,112
                                                                            ----------      ------------
           Total shareholders' equity                                           17,584            17,189
                                                                            ----------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   24,561      $     22,942
                                                                            ==========      ============

        The accompanying notes are an integral part of these statements.

                             Bio-logic Ststems Corp.
      Condensed Consolidated Statements of Operations and Retained Earnings
                                    Unaudited
                       In Thousands, Except Per Share Data

                                                     Three Months Ended
                                                           May 31,
                                                   -----------------------
                                                      2002         2001
                                                   ---------     ---------

NET SALES                                          $  7,232      $  8,714

COST OF SALES                                         2,306         3,440
                                                   ---------     ---------
      Gross Profit                                    4,926         5,274
                                                   ---------     ---------

OPERATING EXPENSES:
      Selling, general & administrative               3,337         3,501
      Research & development                            977           888
                                                   ---------     ---------
            Total operating expenses                  4,314         4,389
                                                   ---------     ---------

OPERATING INCOME                                        612           885

OTHER INCOME (EXPENSE):
      Interest income                                    37            75
      Interest expense                                    -            (6)
      Miscellaneous                                      (2)          (84)
                                                   ---------     ---------
            Total other income (expense)                 35           (15)
                                                   ---------     ---------

INCOME  BEFORE INCOME TAXES                             647           870

PROVISION FOR INCOME TAXES                              259           341

                                                   ---------     ---------
NET INCOME                                         $    388      $    529
                                                   =========     =========

EARNINGS PER SHARE:

      Basic                                        $   0.09      $   0.13
                                                   =========     =========

      Diluted                                      $   0.09      $   0.12
                                                   =========     =========

     The accompanying notes are an integral part of these statements.

                Condensed Consolidated Statements of Cash Flows
                                   Unaudited
                                 In Thousands

                                                                                Three Months Ended
                                                                                    May 31,
                                                                           -------------------------
                                                                              2002           2001
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $     388      $     529

Adjustments to reconcile net income to net cash flows
             provided by operating activities:

             Depreciation and amortization                                        118            134

             (Increases) decreases in assets:
                   Accounts receivable                                            883            930
                   Inventories                                                    249           (521)
                   Prepaid expenses                                               128            (68)

             Increases (decreases) in liabilities:
                   Accounts payable and overdrafts                               (442)          (395)
                   Accrued liabilities and deferred revenue                     1,604            318
                   Accrued income taxes                                            62            345
                                                                           ----------     ----------

             Net cash flows provided by operating activities                    2,990          1,272

CASH FLOWS FROM INVESTING ACTIVITIES:

             Capital expenditures                                                 (38)           (93)

             Other assets                                                        (166)          (222)
                                                                           ----------     ----------

             Net cash flows used in investing activities                         (204)          (315)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Proceeds from exercise of stock options                                7              4

             Payments of long-term debt                                             -            (40)

                                                                           ----------     ----------
             Net cash flows provided by (used in) financing activities              7            (36)
                                                                           ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                           2,793            921

CASH AND CASH EQUIVALENTS - Beginning of period                                 6,385          5,620

                                                                           ----------     ----------
CASH AND CASH EQUIVALENTS - End of period                                   $   9,178      $   6,541
                                                                           ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

             Cash paid during the period for:

                   Interest                                                 $       -      $       3
                                                                           ==========     ==========
                   Income taxes  (net of refunds)                           $     390      $       4
                                                                           ==========     ==========

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

Revenue Recognition - The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

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

Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were $2,619,072 and $2,771,378 as of May 31 and February 28, 2002, respectively.

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

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Fair Value of Financial Instruments - The Company's financial instruments include cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

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

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions and their effective dates are as follows:

..    All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

..    Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

..    Goodwill and other intangible assets with indefinite lives acquired after
     June 30, 2001 are not amortized. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

..    Effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

..    All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The adoption of SFAS No. 141, "Business Combinations," should have no material effect on the Company.

                             Bio-logic Systems Corp.
                                  Form 10-QSB

The adoption of SFAS No. 142, "Goodwill and Intangible Assets," should have no material effect on the company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addressed financial, accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of Accounting Principles Board Opinion No. 31, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 1, 2002, which had no material effect on its results of operations or financial positions.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

..    Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

..    The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

..    Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Liquidity and Capital Resources

As of May 31, 2002, the Company had working capital of $14,295,000, including $9,178,000 in cash and cash equivalents and $6,176,000 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1 million unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

The increase in cash flow for the three months ended May 31, 2002 was $2,793,000 and net cash flow provided by operations was $2,990,000. Net income for the quarter ended May 31, 2002 was $388,000, increasing cash flow from operations, compared to net income of $529,000 in the quarter ended May 31, 2001. In the first quarter ended May 31, 2002, cash flow from operations was provided primarily by a reduction of accounts receivable and increases in accrued liabilities and deferred revenue. Cash flow from operations was primarily used for the reduction of accounts payable. At May 31, 2002, the Company had no material capital commitments.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Results of Operations

Net sales for the three month period ended May 31, 2002 (the "2002 three months") decreased by approximately 17.0% to $7,232,000 from $8,714,000 in the three month period ended May 31, 2001 (the "2001 three months"). Domestic sales (including Canada) for the 2002 three months, which represents 86% of net sales, decreased by 21.8% to $6,148,000 compared to $7,858,000 for the 2001 three months. The decrease in domestic sales can be attributed primarily to the $3.2 million sale of the Company's hearing products to numerous health facilities in the Province of Ontario, Canada in the 2001 three months, partly offset by sales improvements in the Neurology business' Ceegraph product line. In addition, foreign sales increased approximately 26.6% to $1,084,000 for the 2002 three months from $856,000 during the 2001 three months.

Cost of sales decreased to $2,306,000 during the 2002 three months compared to $3,440,000 for the 2001 three months. Cost of sales as a percentage of net sales decreased to 31.9% for the 2002 three months compared to 39.5% for the 2001 three months, primarily due to the impact of an additional $450,000 inventory valuation reserve taken in the first quarter of 2001 resulting from uncertainties created in part by the implementation of the Company's enterprise research planning (ERP) system.

Selling, general and administrative expenses decreased by 4.7% to $3,337,000 for the 2002 three months compared to $3,501,000 for the 2001 three months. This decrease in selling, general and administrative expenses is primarily due to the impact of lower sales levels on commission expenses in the 2002 three months. As a percentage of net sales, selling, general and administrative expenses increased to 46.1% in the 2002 three months compared to 40.2% in the 2001 three months.

Research and development (R&D) costs increased by 10.0% to $977,000 or 13.5% of net sales in the 2002 three months, compared to $888,000 or 10.2% of net sales in the 2001 three months. The increase in research and development costs in the 2002 first quarter represents additional R&D investment, partly offset by decreased royalty expenses associated with the large Canadian sale in the 2001 three months.

For the 2002 three months, the Company had operating income of $612,000 compared to $885,000 for the three months ended May 31, 2001. The decrease in operating income for the 2002 three months is mainly the result of lower sales associated with the Canadian order recorded in the 2001 three months, partly offset by decreases in cost of sales and lower operating expenses.

Net interest income decreased to $37,000 from $69,000 for the 2002 and 2001 three months, respectively. This decrease reflects lower interest income due to lower market interest rates. In addition, the Company incurred a currency loss of $84,000 associated with the Canadian shipment in the 2001 three months.

The tax provision of $259,000 was 40% of the net income before income taxes during the 2002 three months compared to $341,000 or 39% of the net income before taxes during the 2001 three months. The Company's income tax rate reflects the combination of federal and state effective tax rates.

The Company had net income of $388,000 or $.09 per diluted share for the 2002 three months, compared to $529,000 or $0.12 per diluted share for the 2001 three months. The Company attributes the reduction in the 2002 three months primarily to a reduction in net sales, partially offset by decreases in cost of sales and lower operating expenses.

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

(b) The Registrant did not file any reports on Form 8-K during the three months ended May 31, 2002.

-----------------------------------

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

         Date:  July 10, 2002            By:   /s/ Roderick G. Johnson
                                               ------------------------------
                                                     Roderick G. Johnson,
                                                      President & Chief
                                                      Operating Officer

         Date:  July 10, 2002            By:   /s/ Michael J. Hanley
                                               -------------------------------
                                                      Michael J. Hanley,
                                                    Corporate Controller
                                                (Principal Financial Officer)