Form 10QSB
period 2002-08-31
BIO LOGIC SYSTEMS CORP
filed 2002-10-03
CIK 355007

                            Bio-logic Systems Corp.
                                  Form 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended August 31, 2002

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

                                  YES  X       NO ___
                                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                           Outstanding at October 2, 2002
    Common Stock $.01 par value                           4,199,006

                  Transitional Small Business Disclosure Format

                                  Yes ___      No  X
                                                  ---

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                                TABLE OF CONTENTS

Part I.   Financial Information

                                                                                  Page
          Item 1.    Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets at August 31, 2002
                 and February 28, 2002                                              3

                 Condensed Consolidated Statements of Operations and
                 Retained Earnings for the three and six months ended
                 August 31, 2002 and 2001                                           4

                 Condensed Consolidated Statements of Cash Flows for
                 the six months ended August 31, 2002 and 2001                      5

                 Notes to Condensed Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              8

          Item 3.  Controls and Procedures                                         10



Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                11


Signatures                                                                         12


Certifications                                                                     13

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Part 1. Financial Information
Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
                                   Unaudited
                                  In Thousands

                                                                          August 31,    February 28,
                                                                             2002           2002
                                                                          ----------    ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                            $   7,788     $   6,385
      Accounts receivable, less allowance for doubtful accounts
           of $667 at August 31, 2002 and $578 at Feb. 28, 2002                6,520         7,059
      Inventories                                                              3,649         4,127
      Prepaid expenses                                                           322           428
      Deferred income taxes                                                    1,118         1,118
                                                                           ---------     ---------
           Total current assets                                               19,397        19,117

PROPERTY, PLANT AND EQUIPMENT - Net                                            2,214         2,355

OTHER ASSETS                                                                   1,621         1,470
                                                                           ---------     ---------

TOTAL ASSETS                                                               $  23,232     $  22,942
                                                                           =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt                                 $       -     $       -
      Accounts payable                                                         1,231         1,805
      Accrued salaries and payroll taxes                                       1,025         1,068
      Accrued other liabilities                                                  991         1,127
      Accrued income taxes                                                       316           708
      Deferred revenue                                                         1,313           423
                                                                           ---------     ---------
           Total current liabilities                                           4,876         5,131

LONG-TERM DEBT - Less current maturities                                           -             -

DEFERRED INCOME TAXES                                                            622           622
                                                                           ---------     ---------
           Total liabilities                                                   5,498         5,753
                                                                           ---------     ---------

COMMITMENTS                                                                        -             -

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized, 10,000,000 shares;
           4,196,467 issued and outstanding at August 31, 2002;
           4,191,656 issued and outstanding at February 28, 2002                  42            42
      Additional paid-in capital                                               5,057         5,035
      Retained earnings                                                       12,635        12,112
                                                                           ---------     ---------
           Total shareholders' equity                                         17,734        17,189
                                                                           ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  23,232     $  22,942
                                                                           =========     =========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


     Condensed Consolidated Statements of Operations and Retained Earnings
                                   Unaudited
                      In Thousands, Except Per Share Data

                                                  Three Months Ended                         Six Months Ended
                                                      August 31,                                August 31,
                                            -------------------------------           -------------------------------

                                               2002                 2001                 2002                 2001

NET SALES                                   $    7,174           $    7,192           $   14,405           $   15,906

COST OF SALES                                    2,271                2,566                4,575                6,006
                                            ----------           ----------           ----------           ----------

      Gross Profit                               4,903                4,626                9,830                9,900
                                            ----------           ----------           ----------           ----------

OPERATING EXPENSES:
  Selling, general & administrative              3,236                3,069                6,574                6,480
  Research & development                         1,479                1,000                2,456                1,979
                                            ----------           ----------           ----------           ----------
        Total operating expenses                 4,715                4,069                9,030                8,459
                                            ----------           ----------           ----------           ----------

OPERATING INCOME                                   188                  557                  800                1,441

OTHER INCOME (EXPENSE):
  Interest income                                   25                   63                   62                  138
  Interest expense                                  (1)                  (1)                  (1)                  (7)
  Miscellaneous                                      3                   (0)                   1                  (84)
                                            ----------           ----------           ----------           ----------
        Total other income                          27                   62                   62                   47
                                            ----------           ----------           ----------           ----------

INCOME BEFORE INCOME TAXES                         215                  619                  862                1,488

PROVISION FOR INCOME TAXES                          80                  242                  339                  583

                                            ----------           ----------           ----------           ----------
NET INCOME                                  $      135           $      377           $      523           $      905
                                            ==========           ==========           ==========           ==========

RETAINED EARNINGS, BEGINNING OF PERIOD          12,500               11,139               12,112               10,611

                                            ----------           ----------           ----------           ----------
RETAINED EARNINGS, END OF PERIOD            $   12,635           $   11,516           $   12,635           $   11,516
                                            ==========           ==========           ==========           ==========

EARNINGS PER SHARE:
  Basic
                                            $     0.03           $     0.09           $     0.12           $     0.22
                                            ==========           ==========           ==========           ==========
  Diluted
                                            $     0.03           $     0.09           $     0.12           $     0.21
                                            ==========           ==========           ==========           ==========

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                  In Thousands

                                                                                  Six Months Ended
                                                                                      August 31,
                                                                                  ----------------
                                                                                   2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income
                                                                                 $   523    $   905
Adjustments to reconcile net income to net cash flows
           provided by operating activities:
           Depreciation and amortization                                             295        292
           (Increases) decreases in assets:
                 Accounts receivable                                                 539        301
                 Inventories                                                         478       (768)
                 Prepaid expenses                                                    106         85
           Increases (decreases) in liabilities:
                 Accounts payable and overdrafts                                    (574)      (599)
                 Accrued liabilities and deferred revenue                            711        246
                 Accrued income taxes                                               (392)       202
                                                                                 -------    -------

           Net cash flows provided by operating activities                         1,686        664

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                     (122)      (216)
           Other assets                                                             (183)      (454)
                                                                                 -------    -------

           Net cash used in investing activities                                    (305)      (670)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                                     22         48
          Payments of long-term debt                                                   0        (81)

                                                                                 -------    -------
          Net cash flows provided by (used in) financing activities                   22        (33)
                                                                                 -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,403        (39)

CASH AND CASH EQUIVALENTS - Beginning of period                                    6,385      5,620

                                                                                 -------    -------
CASH AND CASH EQUIVALENTS - End of period                                        $ 7,788    $ 5,581
                                                                                 =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
           Cash paid during the period for:
                 Interest                                                        $     0    $     4
                                                                                 =======    =======
                 Income taxes (net of refunds)                                   $   539    $   352
                                                                                 =======    =======

        The accompanying notes are an integral part of these statements.

                            Bio-logic Systems Corp.
                                  Form 10-QSB


              Notes to Condensed Consolidated Financial Statements

Consolidation - The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic '83 Research Corp. and Bio-logic International Corp., and its wholly-owned foreign subsidiaries, Bio-logic Systems Corp., Ltd. and Bio-logic FSC International Corp. As of February 28, 2002, Bio-logic '83 Research Corp. and Bio-logic FSC International Corp. had been dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were $2,430,099 and $2,771,378 as of August 31 and February 28, 2002, respectively.

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

Segment Information - SFAS No. 131 requires disclosure of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates, in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

Reclassifications - Certain reclassifications were made to the financial statements for the quarter and six months ended August 31, 2001 to conform to the financial statements' presentation for the quarter and six-months ended August 31, 2002.

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

                            Bio-logic Systems Corp.
                                  Form 10-QSB

..   All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The adoption of SFAS No. 141, "Business Combinations," should have no material effect on the Company.

The adoption of SFAS No. 142, "Goodwill and Intangible Assets," should have no material effect on the company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of Accounting Principles Board Opinion No. 31, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 1, 2002, which had no material effect on its results of operations or financial positions.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is not expected to have a material effect on the Company.

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

                            Bio-logic Systems Corp.
                                  Form 10-QSB

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

Liquidity and Capital Resources

The following is a discussion of the Company's liquidity and capital resources (dollars are in thousands):

As of August 31, 2002, the Company had working capital of $14,521,000 including $7,788,000 in cash and cash equivalents and $6,520,000 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1 million unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank's prime rate.

The increase in cash flow for the six months ended August 31, 2002 was $1,403,000 and net cash flow provided by operations was $1,686,000. Net income for the six months ended August 31, 2002 increased cash flow by $523,000, compared to net income of $905,000 for the six months ended August 31, 2001. For the six months ended August 31, 2002, cash flow from operations was provided primarily by a reduction of inventory and accounts receivable, as well as increases in deferred revenue associated with extended warranties. Cash flow from operations was primarily used for the reduction of accounts payable and the payment of estimated income taxes for the current fiscal year. At August 31, 2002, the Company had no material capital commitments.

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Results of Operations

The following is a discussion of the Company's results of operations:

Net sales for the three month period ended August 31, 2002 (the "2002 three months") decreased by approximately 0.3% to $7,174,000 from $7,192,000 in the three month period ended August 31, 2001 (the "2001 three months"). Domestic sales (including Canada) for the 2002 three months, which represents 85% of net sales, increased by 0.9% to $6,125,000 compared to $6,070,000 for the 2001 three months. Neurology sales remained flat for the 2002 three months compared to the 2001 three months. Hearing product sales were down over last year's quarter due to the saturation of screening products in states with current screening programs, and funding constraints for new systems in certain states starting their screening programs. This decrease was offset by higher supply sales, mainly in the hearing division, as well as by increases in research revenue. In addition, foreign sales decreased approximately 6.6% to $1,048,000 for the 2002 three months from $1,122,000 during the 2001 three months.

                            Bio-logic Systems Corp.
                                  Form 10-QSB

Cost of sales decreased to $2,271,000 during the 2002 three months compared to $2,566,000 for the 2001 three months, mainly attributable to better cost management. As a percentage of net sales, cost of sales decreased to 31.7% for the 2002 three months compared to 35.7% for the 2001 three months.

Selling, general and administrative expenses increased by 5.4% to $3,236,000 for the 2002 three months compared to $3,069,000 for the 2001 three months, due to higher legal, insurance, consulting and audit fees. As a percentage of net sales, selling, general and administrative expenses increased to 45.1% in the 2002 three months compared to 42.7% in the 2001 three months.

Research and development (R&D) costs increased by 47.9% to $1,479,000 or 20.6% of net sales in the 2002 three months, compared to $1,000,000 or 13.9% of net sales in the 2001 three months. In addition to a continued overall investment in the R&D function, the increase in R&D expense was attributable to a decrease in capitalizable software development costs in the current year, and an increase in research costs associated with governmental grants.

For the 2002 three months, the Company had operating income of $188,000 compared to $557,000 for the three months ended August 31, 2001. This decrease is attributable to higher administrative and R&D costs, partly offset by improved cost management.

Net interest income decreased to $24,000 from $62,000 for the 2002 and 2001 three months, respectively, due to lower market interest rates.

The tax provision of $80,000 was 37% of the net income before income taxes during the 2002 three months compared to $242,000 or 39% of the net income before taxes during the 2001 three months. The Company's income tax rate reflects the combination of federal and state effective tax rates.

The Company had net income of $135,000 or $.03 per diluted share for the 2002 three months, compared to $377,000 or $0.09 per diluted share for the 2001 three months. The Company attributes the reduction in the 2002 three months primarily to higher operating costs offset by improved cost management.

Item 3. Controls and Procedures

The Company maintains a system of disclosure, as well as procedures to provide reasonable assurance that information required to be disclosed in its periodic reports filed under the Exchange Act is properly recorded, processed, summarized and reported within the time rules specified by the SEC. The Company regularly monitors the effectiveness of these controls, and as of July 5, 2002 the Company's principal executive and principal financial officers have concluded that these disclosure controls and procedures are operating effectively. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.

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

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b) The Registrant did not file any reports on Form 8-K during the three months ended August 31, 2002.

-------------------------------------------------------------------------------

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

     Date: October 3, 2002           By: /s/ Gabriel Raviv
                                         ----------------------
                                               Gabriel Raviv,
                                           Chief Executive Officer

     Date: October 3, 2002           By: /s/ Michael J. Hanley
                                         --------------------------------
                                               Michael J. Hanley,
                                              Corporate Controller
                                          (Principal Financial Officer)

                            Bio-logic Systems Corp.
                                  Form 10-QSB

                                 Certifications

I, Gabriel Raviv, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-logic Systems Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 3, 2002.

/s/ Gabriel Raviv
----------------------

Gabriel Raviv
Chief Executive Officer

                            Bio-logic Systems Corp.
                                  Form 10-QSB


                                 Certifications

I, Michael J. Hanley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-logic Systems Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 3, 2002.

/s/ Michael J. Hanley
--------------------------
Michael J. Hanley
Principal Financial Officer