Form 10QSB
period 2002-11-30
BIO LOGIC SYSTEMS CORP
filed 2002-12-19
CIK 355007

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended November 30, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from                            to

Commission File No. 0-12240

BIO-LOGIC SYSTEMS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	36-3025678
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

One Bio-logic Plaza, Mundelein, Illinois	60060
(Address of principal executive offices)	(zip code)

Issuers telephone number, including area code (847-949-5200)

(Former name, former address and former fiscal year, if changed since last report): not applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 13, 2002
Common Stock $.01 par value	4,199,006

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Part 1. Financial Information

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets
In Thousands

	November 30, 2002 (unaudited)	February 28, 2002 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,006	$6,385
Accounts receivable, less allowance for doubtful accounts of $598 at November 30, 2002 and $578 at February 28, 2002	5,429	7,059
Inventories	3,304	4,127
Prepaid expenses	231	428
Deferred income taxes	1,118	1,118

Total current assets	20,088	19,117

PROPERTY, PLANT AND EQUIPMENT—Net	2,131	2,355

OTHER ASSETS	1,736	1,470

TOTAL ASSETS	$23,955	$22,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	777	1,805
Accrued salaries and payroll taxes	1,060	1,068
Accrued other liabilities	1,203	1,127
Accrued income taxes	669	708
Deferred revenue	1,310	423

Total current liabilities	5,019	5,131

LONG-TERM DEBT—Less current maturities	—	—

DEFERRED INCOME TAXES	622	622

Total liabilities	5,641	5,753

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares;
4,198,583 issued and outstanding at November 30, 2002;
4,191,656 issued and outstanding at February 28, 2002	42	42
Additional paid-in capital	5,057	5,035
Retained earnings	13,215	12,112

	18,314	17,189
Less Treasury Stock	—	—

Total shareholders’ equity	18,314	17,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,955	$22,942

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Operations and Retained Earnings
Unaudited
In Thousands, Except Per Share Data

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
NET SALES	$7,559	$6,333	$21,965	$22,239

COST OF SALES	2,549	2,056	7,126	8,061

Gross Profit	5,010	4,277	14,839	14,178

OPERATING EXPENSES:
Selling, general & administrative	3,070	2,917	9,644	9,712
Research & development	1,038	743	3,494	2,407

Total operating expenses	4,108	3,660	13,138	12,119

OPERATING INCOME	902	617	1,701	2,059

OTHER INCOME (EXPENSE):
Interest income	41	29	103	167
Interest expense	(4)	(1)	(4)	(8)
Miscellaneous	(4)	13	(4)	(72)

Total other income	32	41	95	88

INCOME BEFORE INCOME TAXES	934	658	1,796	2,147

PROVISION FOR INCOME TAXES	354	258	693	841

NET INCOME	$580	$400	$1,103	$1,306

RETAINED EARNINGS, BEGINNING OF PERIOD	12,635	11,516	12,112	10,610

RETAINED EARNINGS, END OF PERIOD	$13,215	$11,916	$13,215	$11,916

EARNINGS PER SHARE:

Basic	$0.14	$0.10	$0.26	$0.32

Diluted	$0.14	$0.09	$0.26	$0.30

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows
Unaudited
In Thousands

	Nine Months Ended November 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,103	$1,306

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	459	407

(Increases) decreases in assets:
Accounts receivable	1,630	116
Inventories	822	(765)
Prepaid expenses	197	(16)

Increases (decreases) in liabilities:
Accounts payable and overdrafts	(1,028)	(146)
Accrued liabilities and deferred revenue	954	98
Accrued income taxes	(38)	400

Net cash flows provided by operating activities	4,099	1,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130)	(241)
Other assets	(370)	(653)

Net cash (used in) investing activities	(500)	(894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22	49
Payments of long-term debt	0	(122)

Net cash flows provided by (used in) financing activities	22	(73)

INCREASE IN CASH AND CASH EQUIVALENTS	3,621	433

CASH AND CASH EQUIVALENTS—Beginning of period	6,385	5,619

CASH AND CASH EQUIVALENTS—End of period	$10,006	$6,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Cash paid during the period for:
Interest	$—	$5

Income taxes (net of refunds)	$539	$372

The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements

Consolidation—The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., Bio-logic ’83 Research Corp. and Bio-logic International Corp., and its wholly-owned foreign subsidiaries, Bio-logic Systems Corp., Ltd. and Bio-logic FSC International Corp. As of February 28, 2002, Bio-logic ’83 Research Corp. and Bio-logic FSC International Corp. had been dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

Inventories—Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

Other Assets—Other assets consist primarily of capitalized software costs for research and development, patent costs and the premiums paid on officers’ life insurance policies. Capitalized software costs for research and development are recorded in accordance with Financial Accounting Standard 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized over a five-year period. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Revenue Recognition—The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue Recognition for Research and Development Contracts—Revenue from research and development contracts is recognized as related costs are incurred.

Income Taxes—Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,260,000 and $2,771,378 as of November 30 and February 28, 2002, respectively.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents, short-term marketable securities, accounts receivable and accounts payable. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Earnings per Share—Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

Comprehensive Income—SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in shareholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment Information—SFAS No. 131 requires disclosure of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

Reclassifications—Certain reclassifications were made to the financial statements for the quarter and nine months ended November 30, 2001 to conform to the financial statements’ presentation for the quarter and nine-months ended November 30, 2002.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions and their effective dates are as follows:

•	All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

•
Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

•
Goodwill and other intangible assets with indefinite lives acquired after June 30, 2001 are not amortized. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	Effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The adoption of SFAS No. 141, “Business Combinations,” should have no material effect on the Company.

The adoption of SFAS No. 142, “Goodwill and Intangible Assets,” should have no material effect on the company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No, 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of Accounting Principles Board Opinion No. 31, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 1, 2002, which had no material effect on its results of operations or financial positions.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is not expected to have a material effect on the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors are cautioned that the statements in this Quarterly Report on Form 10-QSB that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company’s future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10-QSB and from time to time in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

•	Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

•
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

•
Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Liquidity and Capital Resources

The following is a discussion of the Company’s liquidity and capital resources:

As of November 30, 2002, the Company had working capital of $15,069,000 including $10,006,000 in cash and cash equivalents and $5,429,000 of accounts receivable. The principal sources of working capital are funds generated from operations. The Company believes its capital and liquidity requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company’s capital and liquidity requirements are not satisfied internally, the Company may utilize a $1 million unsecured bank line of credit, all of which is currently available. Borrowings under this line will bear interest at the bank’s prime rate.

The increase in cash flow for the nine months ended November 30, 2002 was $3,621,000 and net cash flow provided by operations was $4,099,000. Net income for the nine months ended November 30, 2002 increased cash flow by $1,103,000, compared to net income of $1,306,000 for the nine months ended November 30, 2001. For the nine months ended November 30, 2002, cash flow from operations was provided primarily by a reduction of inventory and accounts receivable, as well as increases in deferred revenue associated with extended warranties. Cash flow from operations was primarily used for the reduction of accounts payable and the payment of estimated income taxes for the current fiscal year. At November 30, 2002, the Company had no material capital commitments.

In November 2002, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock in the open market or in privately negotiated transactions, depending on market conditions, share price, and other factors. On December 2, 2002, the Company repurchased 5,700 shares for $23,000 pursuant to this program.

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Results of Operations

The following is a discussion of the Company’s results of operations:

Net sales for the three-month period ended November 30, 2002 (the “fiscal 2003 third quarter”) increased by approximately 19.4% to $7,559,000 from $6,333,000 for the three-month period ended November 30, 2001 (the “fiscal 2002 third quarter”). Net sales of $21,965,000 for the nine months ended November 30, 2002 (the “fiscal 2003 nine months”) represented a 1.2% decrease from net sales of $22,239,000 for the nine months ended November 30, 2001 (the “fiscal 2002 nine months”). Domestic sales (including Canada) for the fiscal 2003 third quarter, representing 85% of net sales for such period, increased by 19.9% to $6,435,000 compared to $5,369,000 for the fiscal 2002 third quarter. Hearing sales for the fiscal 2003 third quarter increased significantly over the fiscal 2002 third quarter in all three major categories—products, supplies and warranties. This increase was offset by slightly lower Neurology system sales. Domestic net sales for the fiscal 2003 nine months of $18,703,000, also representing 85% of net sales, decreased by 3.1% compared to $19,298,000 for the fiscal 2002 nine months. This decrease was mainly due to the favorable impact of a non-recurring $3.1 million sale of the Company’s hearing products during the first quarter of fiscal 2002 to numerous health facilities in the Province of Ontario, Canada. This decrease was offset by strong year-to-date hearing supply and neurology system sales. Foreign sales increased approximately 16.6% to $1,124,000 for the fiscal 2003 third quarter from $964,000 in the fiscal 2002 third quarter, and increased 10.7% to $3,255,000 for the fiscal 2003 nine months from $2,941,000 for the fiscal 2002 nine months. Foreign sales represented 15% of the Company’s net sales for both the fiscal 2003 third quarter and the fiscal 2003 nine months, and growth over the fiscal 2002 third quarter and fiscal 2002 nine months is due primarily to strong hearing system and supply sales.

Cost of sales increased to $2,549,000 during the fiscal 2003 third quarter compared to $2,056,000 for the fiscal 2002 third quarter, primarily driven by the increased sales volume during the fiscal 2003 third quarter. As a percentage of net sales, cost of sales increased to 33.7% for the fiscal 2003 third quarter compared to 32.5% for the fiscal 2002 third quarter, mainly due to shifts in product mix. Cost of sales for the fiscal 2003 nine months decreased 11.6% to $7,126,000 compared to $8,061,000 for the fiscal 2002 nine months. As a percentage of net sales, cost of sales for the fiscal 2003 nine months decreased to 32.4% from 36.2% for the fiscal 2002 nine months, due to the reduction in manufacturing costs in the fiscal 2003 nine months, and the reduction of inventory obsolescence provisions recorded during the fiscal 2002 nine months.

Selling, general and administrative (SG&A) expenses increased by 5.2% to $3,070,000 for the fiscal 2003 third quarter compared to $2,917,000 for the fiscal 2002 third quarter, mainly due to increased selling expenses. As a percentage of net sales, however, SG&A expenses decreased to 40.6% in the fiscal 2003 third quarter compared to 46.1% in the fiscal 2002 third quarter. SG&A expenses for the fiscal 2003 nine months increased by 2.5% to $9,644,000 compared to $9,412,000 for the fiscal 2002 nine months, also due to increased investment in the sales function as well as an increase in audit, legal and consulting expenses.

Research and development (R&D) costs increased by 39.7% to $1,038,000 or 13.7% of net sales in the fiscal 2003 third quarter, compared to $743,000 or 11.7% of net sales in the fiscal 2002 third quarter. The Company’s continued investment in R&D activities for both the Hearing and Neurology divisions contributed to approximately $221,000 of the increase in the fiscal 2003 third quarter; the remaining $74,000 increase is associated with a reduction in the amount of incurred R&D eligible for capitalization. The Company capitalized costs, net of amortization, of $135,000 in the fiscal 2003 third quarter compared to $209,000 of net capitalized costs in the fiscal 2002 third quarter. R&D costs increased 29.1% to $3,494,000 in the fiscal 2003 nine months compared to $2,707,000 in the fiscal 2002 nine months. Approximately $463,000 of this increase in the fiscal 2003 nine months is reflective of the Company’s increased overall investment in R&D. The remaining $324,000 expense increase is associated with the reduction in the amount of incurred R&D eligible for capitalization. The Company capitalized costs, net of amortization, of $274,000 in the fiscal 2003 nine months compared to $598,000 of net capitalized costs in the fiscal 2002 nine months.

Operating income was $902,000 and $1,701,000 for the fiscal 2003 third quarter and the fiscal 2003 nine months, respectively, compared to $617,000 and $2,059,000 for the fiscal 2002 third quarter and the fiscal 2002 nine months, respectively. The increase in the fiscal 2003 third quarter is attributable to the increase in sales volume, offset by increased investment in selling and R&D expenses. The decrease in the fiscal 2003 nine months from fiscal 2002 nine months is attributable to increased R&D expenses, partly offset by increased gross profit.

Net interest income for the fiscal 2003 nine months decreased to $99,000 from $159,000 for the fiscal 2002 nine months, primarily driven by lower interest rates on cash and marketable securities. This decrease was partly offset by increases in cash balances due to better accounts receivable and inventory management.

Income tax expense was $354,000 and $693,000 for the fiscal 2003 third quarter and the fiscal 2003 nine months, respectively, compared to $258,000 and $841,000 for the fiscal 2002 third quarter and the fiscal 2002 nine months, respectively. The Company’s income tax rate reflects the combination of federal and state effective tax rates.

Net income was $580,000 and $1,103,000, or $0.14 and $0.26 per diluted share, for the fiscal 2003 third quarter and the fiscal 2003 nine months, respectively, compared to $400,000 and $1,306,000, or $0.09 and $0.30 per diluted share for the fiscal 2002 third quarter and the fiscal 2002 nine months, respectively. The Company attributes the increase in the fiscal 2003 third quarter to greater sales volume, offset by increases in selling and R&D expenses, and related income tax provisions. Year-to-date decrease in net income is attributable to improved gross profit, offset by increased selling, SG&A and R&D expenses.

Item 3.     Controls and Procedures

The Company maintains a system of disclosure controls and procedures, as well as procedures to provide reasonable assurance that information required to be disclosed in its periodic reports filed under the Exchange Act is properly recorded, processed, summarized and reported within the time rules specified by the SEC. The Company regularly monitors the effectiveness of these disclosure controls and procedures, and as of September 25, 2002 the Company’s principal executive and principal financial officers have concluded that these disclosure controls and procedures are operating effectively. There have been no significant changes in the Company’s internal controls or other factors subsequent to September 25, 2002 that could significantly affect these controls and procedures.

Part II. Other Information

Item 6.     Exhibits and Reports on 8-K

(a) Exhibits

3.1	Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant did not file any reports on Form 8-K during the three months ended November 30, 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-18 filed on August 7, 1981
(File No. 2-73587-C).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2002	By:	/S/ GABRIEL RAVIV
Gabriel Raviv, Chief Executive Officer

Date: December 19, 2002	By:	/S/ MICHAEL J. HANLEY
Michael J. Hanley, Corporate Controller (Principal Financial Officer)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002.

By:	/S/ GABRIEL RAVIV
Gabriel Raviv Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002.

By:	/S/ MICHAEL J. HANLEY
Michael J. Hanley Principal Financial Officer