Form 10-K
period 2003-02-28
BIO LOGIC SYSTEMS CORP
filed 2003-05-29
CIK 355007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                           Commission File No. 0-12240

                             BIO-LOGIC SYSTEMS CORP.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         36-3025678

-----------------------------------                -----------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

One Bio-logic Plaza, Mundelein, Illinois                     60060-3700
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (847) 949-5200
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

                          Common Stock, $.01 par value
           -----------------------------------------------------------
                                (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X        No  ____
                              -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                          Yes _____      No   X
                                            -----

The aggregate market value of the registrant's common stock held by nonaffiliates as of August 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $17,635,825.

As of May 22, 2003 the issuer had 4,198,706 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    Part III

To be included in the Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year:

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.      Certain Relationships and Related Transactions

                                TABLE OF CONTENTS

PART I                                                                    Page #
Item 1.   Business                                                           4
Item 2.   Properties                                                        16
Item 3.   Legal Proceedings                                                 16
Item 4.   Submission of Matters to a Vote of Security Holders               16

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               17
Item 6.   Selected Financial data                                           18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        24
Item 8.   Consolidated Financial Statements and Supplementary Data          24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          24

PART III

Item 10.  Directors and Executive Officers of the Registrant                25
Item 11.  Executive Compensation                                            25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                        25
Item 13.  Certain Relationships and Related Transactions                    25

PART IV.

Item 14.  Controls and Procedures                                           26
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

Signatures

Certifications

                                     PART I

Item 1. Business

Bio-logic(R) Systems Corp. ("Bio-logic" or the "Company") designs, develops, assembles and markets computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. The principal electro-diagnostic procedures performed by the Company's systems include automated auditory brainstem response used for infant hearing screening, evoked response testing, otoacoustic emissions testing, polysomnography, digital electroencephalography for routine and long-term monitoring, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as audiology, otolaryngology, neurology, pulmonology, anesthesiology and psychiatry to aid in diagnosis of certain neurological, sensory and psychiatric disorders, and to monitor brain function in the intensive care unit and operating theater.

The Company was incorporated under the laws of the State of Delaware in July 1981 as a successor to an Illinois corporation formed in March 1979. Unless otherwise indicated, all references herein to the Company include the operations of the Company and its wholly-owned subsidiaries. The Company's executive offices are located at One Bio-logic Plaza, Mundelein, Illinois 60060-3700.

Financial Information About Industry Segments

The Company operates in one business segment: the design, development, assembly and marketing of computerized medical electro-diagnostic systems for use in the health care field.

Narrative Description of Business

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

Bio-logic's systems are modular, consisting of PCs purchased from third parties, interfaced with software and peripheral devices developed and manufactured by the Company. Any combination of available diagnostic tests can be included in a system depending on the user's specialty and requirements. The Company has developed software which enables medical personnel to administer diagnostic tests, to control various aspects of the testing, and to record and process data generated by the tests. Operation of any of the Company's systems does not require programming skills on the part of the customer. The Company believes that its systems allow users to test patients on a cost efficient basis, and that cost effectiveness and ease of operation are important competitive advantages of its systems.

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

Hearing Screening and Diagnostic Products

The Hearing Division designs and manufactures a variety of products used to screen for or diagnose hearing loss or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in all of these systems is either electrodiagnostic in nature or measures a response from the auditory system referred to as an otoacoustic emission (OAE).

Electrodiagnostic systems record electrical potentials generated in the central nervous system. The test device delivers acoustic stimuli to the ears and records the brain electrical activity produced by the auditory stimulation via electrodes placed on the scalp. The most common auditory test performed with electrodiagnostic equipment is the auditory brainstem response (ABR) test. This test is used by the medical community to screen for and define hearing loss characteristics particularly for patients who cannot respond reliably to standard behavioral tests of hearing. A technician with minimal training can effectively operate an instrument that performs an automated ABR screening test. More advanced ABR techniques needed to define the details of the hearing loss or rule out other auditory abnormalities, such as an acoustic tumor, require the expertise of an individual, usually an audiologist, with extensive training and understanding of the technology and the ability to interpret complex waveforms that represent the brain's electrical activity.

Stacked ABR, a modification of the standard ABR measure, is another promising electrodiagnostic procedure that is being validated in a 5-center study that began at the close of 2002. The technique was developed to improve the sensitivity of ABR as a screening tool for detecting small tumors that affect the auditory nerve. Currently, patients suspected of having an acoustic tumor are routinely referred for expensive Magnetic Resonance Imaging (MRI) tests because a less expensive screening method that has acceptable sensitivity to the presence of small tumors is not available. Based on the research and clinical data collected so far, Stacked ABR holds significant promise as a viable, sensitive screening tool for small acoustic tumors.

Otoacoustic Emissions (OAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. OAE instrumentation introduces calibrated sounds into the patient's ear and measures a small amplitude acoustic response generated by cochlear outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures; patients with hearing losses due to cochlear dysfunction will have very small or absent OAEs. OAE testing requires very little patient preparation and usually can be completed in less than 30 seconds per ear. Therefore, this procedure has become a standard tool for hearing screening for all ages as well as a verification test included in a complete diagnostic audiologic test battery.

In fiscal 2002, the Company expanded its line of electrodiagnostic and OAE systems. The ABaer(TM) Cub, a new infant hearing screening device, was introduced. It uses proprietary hardware coupled to a standard personal digital assistant (PDA) device. The ABaer Cub was based on a predecessor instrument, the ABaer(TM), which was introduced in August 2001. The ABaer Cub instrument is more portable, entirely battery-operated and economically priced, meeting the needs of another segment of the newborn hearing screening market. Both the ABaer and the ABaer Cub instruments utilize automated ABR and/or OAE technology and employ sophisticated signal detection methods so that the operator does not have to be skilled at data interpretation.

The M.A.S.T.E.R(TM) system also was introduced in fiscal 2003. The Company obtained an exclusive license from the Rotman Research Institute at Baycrest Centre in Toronto, Canada to modify a research-oriented auditory steady-state response (ASSR) system developed by its leading experts in the technology of ASSR into a viable clinical tool. There are patents pending on the unique aspects of their ASSR technology that give the system significant advantages over the competitive ASSR system. The Company's version of the MASTER system became available during the third quarter of fiscal 2003. Market reaction was very positive and this product will continue to evolve. The market's need for tools to define hearing loss characteristics quickly and with computer-assisted interpretation features will continue to grow to meet the expanding needs of hearing health caregivers who are involved in the follow-up of infants referred with the suspicion of congenital hearing loss.

The Company also continues to add functionality to the AuDX(R) line of products. These hand-held devices, offered in a variety of configurations with different options, use OAE technology to rapidly screen for hearing impairment. These devices are suitable for use with newborns as well as older children and adults. Enhancements to expand the flexibility of the devices were made in fiscal 2003 to allow both distortion product OAE and transient evoked OAE methodologies in the same AuDX unit.

In January 1999 Bio-logic entered into an exclusive agreement with another clinical partner, House Ear Institute, to develop their patented technology for performing Stacked ABR into a commercial system. A Phase I Small Business Innovative Research (SBIR) grant was obtained from the government for a feasibility study which was completed in fiscal 2001. A second phase grant was awarded in fiscal 2002 to support a multi-center study validating the Stacked ABR procedure. The system developed for performing the test is based on the Company's Navigator(R) Pro hardware and a modified version of the Company's evoked potential software. Based on preliminary information from that study, the Company anticipates that this product will be validated as a sensitive test for acoustic abnormalities reducing the need for referrals for unnecessary MRI tests. The release of this product for clinical use is anticipated in fiscal 2004.

Computerized Electroencephalograph (EEG)

The Company's Neurology/Sleep Division designs, manufactures, and markets a full line of computerized instruments (electroencephalographs) used to help diagnose the presence of seizure disorders, to look for causes of confusion, to evaluate head injuries, tumors, infections, degenerative diseases, metabolic disturbances that affect the brain, to evaluate sleep disorders, and to investigate periods of unconsciousness. This type of testing is also done to confirm brain death in a comatose patient.

Brain activity is characterized by tiny electrical impulses (EEG). To record EEG, electrodes are placed on the scalp over various locations of the brain to record and detect patterns of activity and specific types of electrical events. Testing is performed by EEG technologists. The results of these tests are then reviewed and interpreted by neurologists.

Outpatient EEG testing is performed in both private physicians' offices or hospital EEG labs. These tests provide physicians with a clinical assessment of a patient's condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEG and behavior is used to determine if surgical solutions would be safe and effective.

The Company's Ceegraph(TM) line of computerized EEG systems includes a broad range of products from software licenses, ambulatory monitors, advanced laboratory systems with multiple capabilities for EEG and long-term epilepsy monitoring of up to 128 channels, to powerful physician review stations with advanced quantitative EEG analysis capabilities.

Ceegraph Netlink(TM) represents the leading edge of amplifier and ergonomics design. The latest innovations in electronics technology and advanced internet protocol (IP) data transmission provides high quality recordings of upto 32 channels of digital EEG data. Netlink's innovative cart allows the instrument to be moved within the institution easily and in height and configuration as needed. Ceegraph Netlink instruments are built using the highest quality PC components available to ensure the highest levels of performance and reliability. Ceegraph(TM) Netlink is priced from $23,000 to $40,000 depending upon the options selected.

Ceegraph XL is designed for use in long-term epilepsy monitoring applications. XL's forward looking design allows labs to place amplifiers and recording PCs anywhere in the facility using Ethernet data transmission. This design eliminates commonly encountered connectivity and associated data quality issues. Three automated event (spike and seizure) detection software options are available to assist in the identification of clinical events indicative of epilepsy: SmartTrack(TM), Stellate and Persyst. SmartTrack, developed through collaboration between the Company and Johns Hopkins Epilepsy Center, is used for automatic analysis of epileptogenic brain activity. The detection algorithm is based on a neural network and can be used on/offline. Stellate Systems' patented algorithms operate on/offline and include Newborn Seizure, Seizure Onset, and State-dependent Seizure Detection. Persyst's SpikeDetector is also a neural network algorithm trained and tested to detect spikes and seizures in adults and children. Ceegraph XL is priced from $40,000 to $75,000, depending upon the model and options selected.

A digital video option is available for both Ceegraph Netlink and Ceegraph XL. This option provides synchronized video recording of a patient's behavior while recording electrical activity from the brain.

SmartPack(TM), a patented software option available with the Ceegraph line, is an innovative data compression process that saves about 60% in storage and archiving space. Data compression is performed in real-time with no loss of information.

Universal Reader(TM) is a powerful physician's review station that permits fast and easy data analysis in a graphic format. BESA 2000, advanced research software from MEGIS Software GmbH (Germany), is available for source analysis and localization of EEG data. BESA provides interactive hypothesis testing and advanced constraints based on both anatomy and physiology. The output of BESA can be directly exported to BrainVoyager(TM) software from Brain Innovation

BV (Netherlands). BrainVoyager provides MRI and functional MRI image seeding and visualization of multiple source solutions from BESA 2000.

The Ceegraph Traveler(R) is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable flash card. Data can immediately be reviewed and analyzed by the Ceegraph analysis program, and subjected to automatic spike and seizure analysis.

Computerized Polysomnography (Sleep Monitoring)

Increasing public awareness of sleep disorders has made sleep medicine, although relatively new, a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia and narcolepsy. Bio-logic offers a broad range of products for the contemporary sleep laboratory including fully configured laboratory systems, portable systems, and ambulatory recorders for home monitoring. Bio-logic's Sleepscan(TM) systems provide flexible report generation capabilities, expert analysis modules and many advanced features.

A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, EKG and other parameters. These recordings result in over 1,000 pages of data that must be reviewed, analyzed, scored by a specialist, and summarized in a report. This process is costly and time-consuming. Bio-logic's Sleepscan product stores all of this information digitally and provides time-saving features and software for acquiring and analyzing this data. This flexible system enables the user to specify rules and personal preferences to be used during analysis. The computer can rapidly perform this analysis, and the results are summarized graphically and incorporated into a detailed report that is readily available. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and reanalyze data. Sleepscan is priced from approximately $20,000 to $45,000, depending on the model and options selected. The Company offers the Sleepscan Netlink(TM) console system as well as a portable Sleepscan laptop system, both with 40-channel recording capability and built-in oximeter.

Sleepscan console and laptop products feature the Netlink data acquisition system, which incorporates the latest development in superior amplifiers for polysomnography. In addition to excellent signal quality, the Sleepscan Netlink amplifier includes a built-in oximeter, and allows the user to start and stop a study or perform electrode impedance testing either at the patient's bedside or from the monitoring room. Sleepscan Netlink also offers a convenient electrode test device for quality control.

Bio-logic's Traveler(R) is designed for home studies. It is a solid-state, battery-operated ambulatory recorder for sleep and epilepsy monitoring. It records continuous information on 8, 19 or 27 channels for sleep and 16, 18 or 24 channels for EEG applications. The data, which is saved on a flash card for easy access, can be immediately reviewed and analyzed by the Sleepscan or Ceegraph analysis program.

Bio-logic also provides a complete line of consumables and accessories for the polysomnography laboratory. The Company's Airflow Pressure Transducer provides an alternative to the current airflow monitoring devices that use changes in temperature as an indicator. It detects airflow by pressure changes so it can detect shallow breathing where temperature related transducers remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

In February 2003 Bio-logic introduced a new version of Sleepscan analysis software adding several important new features. The new software includes both pediatric and adult programs. It is capable of analyzing data and calculating a respiratory disturbance index (RDI) as patient information is being acquired. Other enhancements include broader report generation capabilities and improved graphics making the system more intuitive and easier to use.

Product Development

Bio-logic focuses most of its research and development (R&D) resources on the development of new products for its core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are completed based on the reviews and suggestions of customers and users of the products. Bio-logic expended $4.8 million, $3.7 million and $4.1 million, for research and development during fiscal 2003, 2002, and 2001, respectively. The fiscal 2003 and 2002 expenditures are exclusive of $0.4 million and $0.9 million, respectively, of capitalized software development costs (net of amortization) associated with the significant software development that have created new functionality in both the hearing and neurology areas.

In the digital EEG market, the Ceegraph IV and Ceegraph Netlink product families continue to evolve as more software capabilities and features are added to the product line. These Windows-based products are intended to meet the expanding needs of the Digital EEG and long-term EEG monitoring markets, from small, portable applications (Ceegraph/Sleepscan Traveler, Bio-logic's 24-channel ambulatory system) to large, powerful systems having up to 128 acquisition channels with patient digital video and many automatic analysis features. New software features include enhanced video control and graphical user interaction, improved file conversion, file sharing and compatibility with other standard file formats, and many new analysis enhancements. Higher speed, more powerful computers have been designed into new, more portable packaging options, for added performance, flexibility and convenience.

The Sleepscan II and Sleepscan Netlink systems for computerized polysomnography have had many new analysis features added to its extensive list of functions, including completely new graphical user interfaces, user-defined customization capability, pediatric analysis functions, and customizable reports. Also, the new Sleepscan systems are Windows 98, 2000 and XP compatible.

Major improvements and feature additions have also been made to Bio-logic's audiology market offerings. The new ABaer Cub product offers both the Distortion Product Otoacoustic Emissions (DPOAE) and Transient Evoked Otoacoustic Emissions (TEOAE) tests, along with the ABR screening functions of the original ABaer, using a PDA device with a proprietary portable, battery-operated unit. This and other packaging and printing options have been added to enhance ease of use. The Auditory Evoked Potential (AEP) product family has continued to evolve, with the release of the M.A.S.T.E.R ASSR system, Navigator Pro Stacked ABR, and the completely new Windows version of AEP. The ABaer and Navigator Pro portable products have achieved significant market success because of their extensive set of easy-to-use features, dependable performance and expandability. These two products are used together to perform a complete range of ABR testing, from fast and accurate screening of newborn infants to in-depth diagnostic testing for patients of all ages.

For the neurology markets, which include both EEG (Ceegraph) and Sleep (Sleepscan), new developments have added expanded operating system compatibility and many software features that include higher data sampling rates, new user interface enhancements, and overall improved reliability and performance. Both products are now fully compatible with the Windows 98, 2000 and XP operating systems. New software features include a revised Summary Window which displays patient events (seizures, etc.) over the entire length of a study all on one screen, options for sampling rates up to 1024 per second, SQL Queries for Report Generator, enhancements to the Patient and Test Information database system, automatic system recovery from power failure or reset, and the new DataShare file sharing feature (which allows specifically-saved Ceegraph and Sleepscan data files to be viewed and analyzed by colleagues without Bio-logic application software). A modification to the XL patient connection module has been made which enhances the performance and computational power for recording and communicating up to 128 channels of data at higher sampling rates. Both the XL and the Netlink patient connection modules now collect patient data and communicate it back to the host computer over standard Ethernet interfaces at speeds up to 1024 samples per second.

The Company anticipates that it will continue to incur significant research and development expenditures in connection with the introduction of new products and new models, and upgrades of existing products. Additionally, from time to time the Company may seek to license or acquire complementary technologies from third parties.

Sales and Marketing

Bio-logic's marketing efforts are directed at medical practitioners, hospitals and clinics. Sales are presently conducted by sales representatives and independent dealer organizations covering the United States and Canada. Some of these dealers may also represent other companies offering competing products. Bio-logic also has arrangements with foreign distributors to sell its products overseas, including the European, Middle Eastern, Far East, South American and Latin American markets. During the last three fiscal years, no one customer or distributor accounted for over 10% of the Company's revenues.

In March 2001 the Company renewed and expanded its contract with Premier Inc., one of the nation's largest healthcare alliances, as a dual-source supplier for neurodiagnostic products to its 1,800 hospital and health system members. Bio-logic's new three-year contract with Premier Inc. includes its epilepsy monitoring, hearing and sleep diagnostic systems, in addition to neurodiagnostics products previously under contract.

In May 2002 the Company signed a three-year contract with Broadlane for supplying Hearing Division products. Broadlane includes 450 active hospitals and encompasses Kaiser Permanente, Tenet Healthcare and many others.

In March 2002 the Company signed contracts with Direct Medical/Managed Healthcare Associates (MHA) for Hearing Division products and with Shared Services for both Hearing and Neurology/Sleep Division Products.

In April 2001 the Company signed two contracts with Novation, the supply company of the Volunteer Hospital Association (VHA) and University Health Systems Consortium (UHC), as a dual-source supplier for neurodiagnostic and hearing assessment systems to its 2,200 hospital and health system members. Bio-logic's new three-year contracts with Novation cover its EEG, epilepsy monitoring, surgery monitoring and sleep study systems, as well as products for screening and diagnosis of hearing disorders.

To demonstrate, promote and market its systems, the Company sponsors its own educational and sales oriented seminars throughout the United States; it also attends seminars and trade shows organized by others. Selling and marketing programs include sales and product brochures, advertising and direct mail programs. Bio-logic inside sales representatives work to generate and follow up on leads, and provide overall assistance in the sales process for systems and disposable products.

Foreign Sales

During fiscal 2003, export sales (excluding Canada) were $4.7 million, or approximately 16% of net sales, compared to $4.0 million, or approximately 13% of net sales, in fiscal 2002, and $4.8 million, or approximately 20% of net sales, in fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information. The Company is required to obtain export licenses for some system sales to certain foreign countries.

Customer Training, Support and Maintenance

In connection with the installation of a system, the Company's independent domestic dealers' sales representatives or, if the sale is made directly by the Company, the Company's field support group, will typically train the customer's medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. Phone-based support is provided 24 hours a day by a dedicated group of clinical and information systems specialists. Foreign sales are supported by the Company's foreign distributors who are provided periodic training and support. The Company's practice is to offer a one-year limited warranty at no additional charge on its software and equipment for parts and labor. The Company has experienced satisfactory field operating results, and warranty expense has been insignificant to date. The manufacturers of the microcomputers included in the Company's systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, the Company offers its customers service and maintenance agreements for an additional fee; to date, these fees have been minimal. Finally, software enhancements developed by the Company are typically distributed to system users for a minimal fee.

Assembly, System Hardware and Sources of Supply

Bio-logic assembles its systems by integrating microcomputers, monitors, printers and certain standard components produced by other manufacturers with peripherals and other hardware, including circuit boards, and certain electronic components manufactured by Bio-logic and software packages it has developed. The Company's systems are composed of PCs, appropriate printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. The Company purchases microcomputers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in the Company's systems are available from a number of suppliers. The Company also performs quality control and testing procedures on all systems prior to delivery.

Patents and Trademarks

The Company currently owns eight patents covering certain aspects of its brain mapping system and other technology developed by the Company. The Company continues to expand its intellectual property and has applied for three additional patents. These applications are currently under review by the U.S. Patent Office. There is no assurance that such patents will afford any commercial benefits. The Company has registered the trademarks Bio-logic, AuDX, ABaer, TreeTip, Scout, Navigator, Brain Atlas and Traveler. The Company has developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges as confidential proprietary material. The Company believes that rapidly changing technology makes its continued success dependent primarily upon the technical competence and creative skill of its personnel rather than on patents, copyrights or other proprietary rights.

From time to time, third parties have made claims that Bio-logic products infringe upon their patents. In the event of a successful claim of infringement against the Company, it may be required to pay substantial damages, stop using its technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties. If required, the Company may not be able to obtain such licenses on acceptable terms, or at all. Any litigation, whether to enforce Bio-logic patent rights or to defend against allegations of infringement on third party rights, will be costly, time-consuming, and may distract management from other important tasks.

Competition

The Company competes with a number of entities that offer systems performing similar diagnostic tests. The Company's principal competitors in the neurology and sleep monitoring business, some of which are substantially larger and have more marketing personnel and greater technical resources than the Company, are Nicolet Instrument Corporation (a unit of Viasys Corporation), ExcelTech, Nihon-Kohden Corporation, Grass Telefactor (a subsidiary of Astro-Med Corporation), Oxford Instruments, Mallinckrodt, Inc. (a subsidiary of Tyco), and Caldwell Laboratories, Inc. The principal competitors with the Company's hearing business are Natus Medical, Inc., GSI (a division of Nicolet Instrumentation Corp., a unit of Viasys Corporation) and Madsen Electronics. The Company believes that it competes for customers on the basis of the range and quality of software and hardware offered, the breadth and quality of its disposable product offering, and the cost effectiveness of its integrated systems. Another major competitive factor is the Company's ability to tailor systems to a customer's particular diagnostic and data processing requirements.

Government Regulation

The Company's products, to the extent they are deemed medical devices, are subject to government regulation by the United States Food and Drug Administration ("FDA") and accordingly, unless determined to be exempt, are subject to the FDA's Premarket 510(K) clearance procedures.

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

In addition, all manufacturers of medical devices are required to register with the FDA and to adhere to certain "good manufacturing practices" and "good laboratory practices," which prescribe recordkeeping procedures and provide for the inspection of facilities.

Backlog

The Company's backlog is virtually all related to its manufactured systems. Production time varies from a few days to a few weeks, depending on the complexity of the system. Systems backlog was $0.8 million at April 30, 2003, compared to $0.9 million on April 30, 2002.

Employees

As of February 28, 2003, the Company had 128 full-time employees. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Executive Officers

The executive officers of the Company are as follows:

         Name                   Age             Position
         ----                   ---             --------

    Gabriel Raviv, Ph.D.         52      Chairman, Chief Executive Officer

    Roderick G. Johnson          53      President, Chief Operating Officer

    Thomas S. Lacy               60      Vice President, Neurology/Sleep
                                         Division, North America

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

Thomas Lacy joined the Company in January 1994. Prior thereto, he was Vice President-International of Packard Instrument Corporation from July 1992 until July 1993, and Vice President-General Manager of Packard Instrument Company from September 1988 until July 1992.

Item 2. Properties

Bio-logic's headquarters and manufacturing operations are located in an approximately 26,000 square foot facility built by the Company on approximately 20 acres in Mundelein, Illinois. The Company owns its building and property.

The Company also leases three offices overseas with current annual rents of approximately $89,327, $17,548 and $6,192.

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

                                 High                  Low
                             Sales Price           Sales Price
                             -----------           -----------

     Fiscal Year Ended February 28, 2003
     -----------------------------------

           1st Quarter          $5.09                 $4.26
           2nd Quarter           4.88                  4.00
           3rd Quarter           4.30                  2.32
           4th Quarter           5.23                  3.73

                                 High                  Low
                             Sales Price           Sales Price
                             -----------           -----------

     Fiscal Year Ended February 28, 2002
     -----------------------------------

           1st Quarter          $6.15                 $3.06
           2nd Quarter           5.25                  3.75
           3rd Quarter           6.00                  3.95
           4th Quarter           8.54                  4.51

Disclosure Regarding the Company's Equity Compensation Plan

The Company maintains a 1994 stock option plan (the "Plan") pursuant to which it may grant equity awards to eligible persons. The following table summarizes information about equity awards under the Plan as of February 28, 2003:

                                        Number of                                  Number of
                                    securities to be                          securities remaining
                                       issued upon       Weighted-average     available for future
                                       exercise of        exercise price         issuance under
                                       outstanding        of outstanding       equity compensation
                                         options              options                 plans
                                    ----------------     ----------------     --------------------
Equity compensation plans
approved by the security holders             988,725                $4.16                  611,275

Equity compensation plans not
approved by the security holders                  --                $  --                       --
                                    ----------------     ----------------     --------------------
Total                                        988,725                $4.16                  611,275
                                    ================     ================     ====================

Approximate Number of Equity Security Holders

As of April 24, 2003, there were approximately 226 record holders of the Company's Common Stock. The Company believes, based on its last ADP search, there are in excess of 1,500 beneficial owners of its Common Stock.

Dividends

The Company has never paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The selected information presented below summarizes certain financial data and should be read in conjunction with Bio-logic's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                     Fiscal Year Ended Last Day of February
                  (dollars in thousands except per share data)

                                            2003          2002          2001           2000          1999
                                            ----          ----          ----           ----          ----
Net sales                               $    29,264   $    29,858   $    24,122    $    26,391   $    17,418
Operating income (loss)                       1,998         2,351          (221)         2,781            99
Net income (1)                                1,450         1,502           449          2,163           289
Net income per share-basic (2)                 0.35          0.36          0.11           0.54          0.07
Net income per share-diluted (2)               0.34          0.35          0.11           0.52          0.07
Working capital                              14,805        13,986        12,691         12,431        10,593
Total assets                                 25,190        22,942        20,123         19,168        16,038
Long-term debt                                    -             -             -            140           295
Total liabilities                             6,903         5,753         4,495          4,127         3,333
Shareholder's equity                         18,287        17,189        15,628         15,041        12,705
Shares outstanding (2)                    4,317,556     4,350,720     4,259,453      4,180,094     4,095,939

(1) Includes net interest income of $112, $191, $305, $220 and $227 in fiscal 2003, 2002, 2001, 2000 and 1999 respectively.

(2) Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors are cautioned that the statements in this Annual Report on Form 10-K that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Annual Report on Form 10-K and from time to time in the Company's filings with the Securities and Exchange Commission.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in the Company's financial statements requiring significant estimates and judgments are as follows:

Inventories, consisting principally of components, parts and supplies, are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. The Company writes down inventory for estimated obsolescence for unmarketability equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required.

The Company recognizes revenue upon shipment of its products to customers, provided that the Company has received a signed purchase order, the price is fixed, the title has transferred, product returns are reasonably estimable, collection of the resulting receivable is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. The Company maintains an allowance for estimated product returns based on historical experience. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This estimate is based on historical experience, current economic and industry conditions, and the financial condition of the customer. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation, and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc. Although no specific conclusions reached by these authorities appear likely to cause a material change in the Company's accounting policies, outcome cannot be predicted with confidence. Also see Note 2 to the Company's Consolidated Financial Statements, which provides a summary of the Company's significant accounting policies.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this statement shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantors' fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately for all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's financial position and results of operations.

Dollar amounts in the following discussion are in thousands except for per share amounts and where noted:

Results of Operations

Fiscal 2003 Compared To Fiscal 2002

Worldwide sales for fiscal 2003 were $29,264, a 2% decrease from fiscal 2002 sales of $29,858. Domestic sales, which include Canada, were $24,560 for fiscal 2003, or 84% of the Company's total sales. This represents a 5% decrease from $25,863, or 87% of total sales, in fiscal 2002. The fiscal 2002 results included a $4.5 million one-time sale of hearing screening and diagnostic products to the Province of Ontario, Canada. A maturing domestic hearing screening and diagnostic market contributed to lower hearing system sales, but the Company experienced significant growth in its domestic hearing supply business, almost doubling the amount of sales from fiscal 2002 levels. Domestic neurology system sales for fiscal 2003 were slightly below prior year's levels, due to the impact of current market conditions on the industry's capital purchasing patterns. Warranty and service revenue showed strong improvement over fiscal 2002, due to a higher installed base of systems.

International sales represented 16% of the Company's sales in fiscal 2003, compared to 13% in fiscal 2002. Sales of $4,704 were up 18% from $3,995 in fiscal 2002, reflective of a strong hearing diagnostic market in Europe and South America. The Company also had strong hearing supply sales internationally in fiscal 2003, experiencing a fourfold increase over fiscal 2002.

Gross margins for fiscal 2003 improved to 67.2% from 63.4% in fiscal 2002. This improvement was mainly the result of the Company's recording of a one-time inventory obsolescence charge of approximately $1 million in fiscal 2002, due to accelerated obsolescence of older technology resulting from rapid customer acceptance of new product releases.

Selling, general and administrative (SG&A) expenses for fiscal 2003 were $12,786, essentially flat to fiscal 2002 levels of $12,840. As a percent of sales, SG&A expenses were 44%, a slight increase over 43% for fiscal 2002. Reduced selling expenses in fiscal 2003 were partially offset by increased audit, legal and consulting expenses.

Research and development (R&D) costs for fiscal 2003 were $4,884, a 31% increase over fiscal

2002 levels of $3,737. As a percent of sales, fiscal 2003 R&D expenses were 17%, compared to 13% in fiscal 2002. Approximately $600 of the increase over fiscal 2002 related to the Company's continued investment in development activities; the remaining $500 resulted from a reduction in net capitalized costs compared to fiscal 2002, when the Company capitalized $910 of R&D expenses related to significant software development in its neurology and sleep product lines. Fiscal 2003 capitalized R&D costs were $585, relating to the continued development of fiscal 2002 projects, as well as development costs for the M.A.S.T.E.R.(TM) hearing screening product and other hearing products not yet brought to market.

For fiscal 2003 the Company had operating income of $1,998, compared to $2,351 in fiscal 2002. The decrease was due primarily to lower sales and increased R&D expenses, partially offset by improved gross margins.

The Company had net interest income of $112 in fiscal 2003, down from $191 in fiscal 2002 mainly due to lower interest rates on invested funds.

The Company recorded an income tax provision in fiscal 2003 of $656, compared to $967 in fiscal 2002. The effective tax rate was 31%, compared to 39% in fiscal 2002. The decrease in the fiscal 2003 tax rate resulted mainly from an increase in the rate used to determine foreign deferred tax assets incorporated into the determination of currently taxable income. The deferred tax assets related to foreign taxable income increased due to the end of the tax holiday in certain jurisdictions and the deferred assets will be realized at higher rates. These items represent a one-time favorable adjustment to the tax rate and will not be a contributing factor to effective tax rates in future years.

Net income for fiscal 2003 was $1,450, compared to $1,502 in fiscal 2002. Diluted earnings per share (EPS) for fiscal 2003 were $0.34, compared to fiscal 2002 EPS of $0.35. The reduction of EPS was due to lower net income, partially offset by a reduction in outstanding shares. Net income decreased due to lower sales, and increased spending and lower levels of capitalized costs in R&D, partially offset by improved margins and favorable income tax adjustments.

Fiscal 2002 Compared To Fiscal 2001

Net sales for fiscal 2002 were $29,858, a 24% increase from net sales of $24,122 in fiscal 2001. Domestic sales, which include Canada, increased 34% to $25,863 over fiscal 2001 sales of $19,296. Foreign sales in fiscal 2002 decreased 17% to $3,995, compared to $4,826 for fiscal 2001. As a percentage of net sales, domestic and foreign sales for fiscal 2002 were 87% and 13%, respectively, compared to 80% and 20% for fiscal 2001, respectively.

At $29.9 million, fiscal 2002 sales represented an all-time record for the Company. The increase in domestic sales was primarily attributable to approximately $4.5 million of sales of hearing screening and diagnostic products to the Province of Ontario, Canada in the first and fourth quarters of the year. The Sleepscan(TM) product line also achieved record sales. Finally, hearing sales were also boosted by sales of the ABaer(TM) infant hearing screening system, the Navigator(R) Pro diagnostic system, and by supply sales, now at approximately 10% of total sales, with hearing supplies increasing 78% over fiscal 2001.

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

Selling, general and administrative (SG&A) expenses increased by 10% to $12,840 during fiscal 2002 compared to $11,638 for fiscal 2001; as a percentage of net sales, however, SG&A expenses decreased to 44% in fiscal 2002 from 50% in fiscal 2001. The SG&A expense increase in fiscal 2002 was due to sales organizational build-ups, as well as higher commissions and bonuses related to the increased sales levels.

Research and development (R&D) expenses decreased by 9% to $3,737 during fiscal 2002 in contrast to $4,105 for fiscal 2001; as a percentage of net sales, R&D expenses decreased to 13% for fiscal 2002 compared to 17% for fiscal 2001. In fiscal 2002 the Company capitalized $910 in R&D expenses related to significant software upgrades that have created new functionality in its neurology and sleep product lines. Total R&D expenditures for fiscal 2002 including the capitalized costs were $4,647, representing a 13% increase over fiscal 2001 spending levels, and 16% of net sales.

For fiscal 2002 the Company had operating income of $2,351, compared to an operating loss of $221 in fiscal 2001. The increase in operating income in fiscal 2002 was due primarily to the strong sales increase with margins negatively impacted by the inventory obsolescence provision, partially offset by higher SG&A expenses associated with the increased level of sales.

The Company had net interest income of $191 for fiscal 2002 compared to $304 for fiscal 2001. This decrease in net interest income was primarily due to lower interest rates.

The Company recorded an income tax provision in fiscal 2002 of $967, or 39% of income before taxes, compared to an income tax benefit of $378 in fiscal 2001, the latter of which included a favorable adjustment for net operating losses. The income tax provision for fiscal 2002 approximates the marginal tax rate for federal and state income tax, and reflects the end of a tax holiday for an overseas subsidiary.

The Company had net income of $1,502 or $0.35 per diluted share for fiscal 2002, compared to $449 or $0.11 per diluted share for fiscal 2001. The increase in net income was largely the result of higher net sales partially offset by sales-related expense increases in SG&A.

Liquidity and Capital Resources

As of February 28, 2003, the Company had working capital of $14,804, compared to $13,986 at fiscal year end 2002. Total cash and cash equivalents increased $4,293 to $10,678 during fiscal 2003.

Net cash provided by operating activities during fiscal 2003 was $5,653, compared to $2,108 in fiscal 2002, primarily due to improved asset management and an increase in deferred warranty revenue. Accounts receivable (A/R) declined 21% to $5,569 as of February 28, 2003, on essentially the same level of sales, a result of the Company's improved collection efforts. The number of days sales in A/R, based on the exhaustion method of calculation, was 61 at February 28, 2003, a 17 day reduction from February 28, 2002; this calculation is based on the consumption of the A/R balance by the most recent sales. The Company also improved its inventory turns from 2.6 to 3.2 while reducing inventory levels by 26%, primarily due to better management of raw material levels.

Net cash utilized in investing activities in fiscal 2003 was $907, compared to $1,264 in fiscal 2002. The utilization during both fiscal years was primarily the result of capital additions and the capitalization of R&D costs.

Net cash used in financing activities in fiscal 2003 increased to $353, compared to $78 in fiscal 2002. Pursuant to the Company's stock repurchase program initiated in November, 2002, the Company purchased 80,700 shares of its common stock at an aggregate purchase price of $390, of which 5,700 shares were retired as of February 28, 2003.

The Company has no interest bearing debt, and believes its liquidity and capital requirements for the foreseeable future will be satisfied by available and internally generated funds. To the extent the Company's capital and liquidity requirements are not satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank's prime rate.

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company has no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to some market risk at both the financial and business level. Financial risks include, but are not limited to, the impact on sales resulting from competitive pricing; costs associated with the unfavorable settlement of patent infringement claims; and the unfavorable impact of interest rate reductions, given the Company's significant cash and cash equivalent balances. Additionally, the Company's foreign sales can at times be adversely affected by political and governmental conditions, import and export restrictions, and currency fluctuations. Business risks include, but are not limited to, customers capital purchasing constraints, which can fluctuate on a quarterly basis; the timeliness of bringing new products to market; product obsolescence resulting from competitors' new product introductions; turnover in the Company's sales force; acceptance of new technology by clinicians and other healthcare professionals; and the speed and breadth of 510(K) clearances issued by the FDA.

Item 8.     Consolidated Financial Statements and Supplementary Data

The information required by Item 8 is included in the consolidated financial statements beginning on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant-- Information with respect to directors of the registrant will be set forth under the section captioned "Election of Directors" in the registrant's proxy statement and is incorporated herein by reference.

Executive Officers of the Registrant--Information with respect to executive officers of the registrant is set forth in Item 1 of Part I hereof.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information beginning with the section captioned "Directors Compensation and Benefits" through and including the section captioned "Compensation Committee Interlocks and Insider Participation" will be set forth in the registrant's proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be set forth under the section captioned "Beneficial Ownership of the Company's Stock" in the registrant's proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be set forth under the section captioned "Transactions with Management and Others" in the registrant's proxy statement and is incorporated herein by reference.

                                     PART IV

Item 14. Controls and Procedures

The Company maintains a system of disclosure, as well as procedures to provide reasonable assurance that information required to be disclosed in its periodic reports filed under the Exchange Act is properly recorded, processed, summarized and reported within the time rules specified by the SEC. The Company regularly monitors the effectiveness of these controls, and as of February 28, 2003 the Company's principal executive and principal financial officers have concluded that these disclosure controls and procedures are operating effectively. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements                                                                 Page
--------------------                                                                 ----
The following consolidated financial statements are included in this report:

     Consolidated Balance Sheets, February 28, 2003 and 2002 ......................   F-3

     Consolidated Statements of Earnings for the Years Ended
         February 28, 2003, 2002 and 2001 .........................................   F-4

     Consolidated Statement of Shareholders' Equity for the Years
         Ended February 28, 2003, 2002 and 2001 ...................................   F-5

     Consolidated Statements of Cash Flows for the Years Ended
         February 28, 2003, 2002 and 2001 .........................................   F-6

     Notes to Consolidated Financial Statements ...................................   F-7

                                       26

Exhibits

An index of the exhibits which are required by this item and which are included or incorporated herein by reference in this Annual Report on Form 10-K appears at the end of this report.

Reports on Form 8-K

During the three months ended February 28, 2003, no reports on Form 8-K were filed by the Company.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                         Page
                                                                         ----
REPORT OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...................   F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets, February 28, 2003 and 2002 ............   F-3

   Consolidated Statements of Earnings for the Years Ended
       February 28, 2003, 2002 and 2001 ...............................   F-4

   Consolidated Statement of Shareholders' Equity for the Years
       Ended February 28, 2003, 2002 and 2001 .........................   F-5

   Consolidated Statements of Cash Flows for the Years Ended
       February 28, 2003, 2002 and 2001 ...............................   F-6

   Notes to Consolidated Financial Statements .........................   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Bio-logic Systems Corp.:

We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                    GRANT THORNTON LLP
Chicago, IL
April 15, 2003

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
FEBRUARY 28,

ASSETS                                                             2003      2002
                                                                 -------   -------
CURRENT ASSETS:
   Cash and cash equivalents                                     $10,678   $ 6,385
   Accounts receivable, less allowance for doubtful accounts
     of $500 in 2003 and $578 in 2002                              5,569     7,059
   Inventories, net of reserves of $562 in 2003
     and $743 in 2002                                              3,061     4,127
   Prepaid expenses                                                  354       428
   Deferred income taxes                                           1,366     1,118
                                                                 -------   -------
           Total current assets                                   21,028    19,117

PROPERTY, PLANT AND EQUIPMENT - Net                                2,075     2,355
OTHER ASSETS                                                       2,087     1,470
                                                                 -------   -------
TOTAL ASSETS                                                     $25,190   $22,942
                                                                 =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $1,896    $1,805
   Accrued salaries and payroll taxes                              1,072     1,068
   Accrued interest and other expenses                             1,201     1,127
   Accrued income taxes                                              781       708
   Deferred revenue                                                1,274       423
                                                                 -------   -------
           Total current liabilities                               6,224     5,131

LONG-TERM DEBT                                                        --        --
DEFERRED INCOME TAXES                                                680       622
                                                                 -------   -------
           Total liabilities                                       6,904     5,753
                                                                 -------   -------
COMMITMENTS                                                           --        --

SHAREHOLDERS' EQUITY:
   Capital stock, $.01 par value; authorized, 10,000,000
     shares; 4,198,606 issued and 4,123,606 outstanding at
     February 28, 2003; 4,191,656 issued and outstanding at
     February 28, 2002                                                42        42

   Additional paid-in capital                                      5,049     5,035
   Retained earnings                                              13,562    12,112
                                                                 -------   -------
           Shareholders' equity before treasury stock             18,653    17,189

   Less treasury stock, at cost: 75,000 shares at February
     28, 2003                                                        367        --
                                                                 -------   -------
           Total shareholders' equity                             18,286    17,189
                                                                 -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $25,190   $22,942
                                                                 =======   =======

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (IN THOUSANDS)
YEARS ENDED FEBRUARY 28,

                                              2003          2002            2001
                                          -----------    -----------    -----------
NET SALES                                 $    29,264    $    29,858    $    24,122

COST OF SALES                                   9,596         10,930          8,600
                                          -----------    -----------    -----------

     Gross profit                              19,668         18,928         15,522

OPERATING EXPENSES:
   Selling, general, and administrative        12,786         12,840         11,638
   Research and development                     4,884          3,737          4,105
                                          -----------    -----------    -----------
     Total operating expenses                  17,670         16,577         15,743
                                          -----------    -----------    -----------

OPERATING INCOME (LOSS)                         1,998          2,351           (221)

OTHER INCOME (EXPENSE):
   Interest income                                139            200            334
   Interest expense                               (27)            (9)           (30)
   Miscellaneous                                   (4)           (73)           (12)
                                          -----------    -----------    -----------

TOTAL OTHER INCOME                                108            118            292
                                          -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                      2,106          2,469             71

PROVISION (BENEFIT) FOR INCOME TAXES              656            967           (378)
                                          -----------    -----------    -----------

NET INCOME                                $     1,450    $     1,502    $       449
                                          ===========    ===========    ===========
NET INCOME PER SHARE:
Basic                                            0.35           0.36           0.11
                                          ===========    ===========    ===========

Diluted                                          0.34           0.35           0.11
                                          ===========    ===========    ===========
AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic                                       4,196,362      4,178,885      4,138,833
                                          ===========    ===========    ===========

Diluted                                     4,317,556      4,350,720      4,259,453
                                          ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001
(DOLLARS IN THOUSANDS)


                                                Capital Stock
                                          -------------------------  Additional
                                           Number of                   Paid-in      Retained    Treasury
                                            Shares        Amount       Capital      Earnings      Stock         Total
                                           ------------------------  -----------   ----------  -----------   -----------
BALANCE, March 1, 2000                     4,161,309    $       41   $    4,970    $   10,161   $     (132)  $    15,040

   Exercise of stock options                  53,325             1          138            --           --           139

Net income                                        --            --           --           449           --           449
                                           -----------------------   ----------    ----------   ----------   -----------
BALANCE, February 28, 2001                 4,214,634    $       42   $    5,108    $   10,610   $     (132)  $    15,628

   Retirement of treasury stock              (47,800)           --         (132)           --          132            --

   Exercise of stock options and gifts        31,225            --           92            --           --            92

   Surrender and cancellation of shares       (6,403)           --          (33)           --           --           (33)

Net income                                        --            --           --         1,502           --         1,502
                                           -----------------------   ----------    ----------   ----------   -----------
BALANCE, February 28, 2002                 4,191,656    $       42   $    5,035    $   12,112           --   $    17,189

   Purchase of treasury stock                     --            --           --            --         (390)         (390)

   Retirement of treasury stock               (5,700)           --          (23)           --           23            --

   Exercise of stock options and gifts        12,650            --           37            --           --            37

Net income                                        --            --           --         1,450           --         1,450
                                           -----------------------   ----------    ----------   ----------    ----------
BALANCE, February 28, 2003                 4,198,606    $       42   $    5,049    $   13,562   $     (367)   $   18,286
                                           =======================   ==========    ==========   ==========    ==========

The accompanying notes are an integral part of this statement

BIO-LOGIC SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED FEBRUARY 28,

                                                                            2003        2002        2001
                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                             $  1,450    $  1,502    $    449
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                             670         547         446
     Deferred income tax provision                                            (190)        (72)       (200)
     (Increases) decreases in assets:
        Accounts receivable                                                  1,490      (1,015)        280
        Inventories                                                          1,066         367         (85)
        Prepaid expenses                                                        74        (165)       (113)
     Increases (decreases) in liabilities:
        Accounts payable                                                        91        (262)      1,038
        Accrued liabilities and deferred revenue                               929         606        (147)
        Accrued income taxes                                                    73         600        (361)
                                                                          --------    --------    --------
             Net cash flows provided by operating activities                 5,653       2,108       1,307

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (111)       (263)       (453)
   Other assets                                                               (796)     (1,001)       (177)
                                                                          --------    --------    --------
          Net cash flows used in investing activities                         (907)     (1,264)       (630)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                      14          59         139
   Purchase of treasury stock, net of retirement                              (367)         --          --
   Payments on long-term debt                                                   --        (137)       (157)
                                                                          --------    --------    --------
             Net cash flows used in financing activities                      (353)        (78)        (18)
                                                                          --------    --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                        4,293         766         659

CASH AND CASH EQUIVALENTS - Beginning of year                                6,385       5,619       4,960
                                                                          --------    --------    --------

CASH AND CASH EQUIVALENTS - End of year                                   $ 10,678    $  6,385    $  5,619
                                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Cash paid during the period for:
     Interest                                                             $     27    $      9    $     13
                                                                          ========    ========    ========
     Income taxes, net of refunds                                         $    560    $    614    $    183
                                                                          ========    ========    ========

The accompanying notes are an integral part of these statements

BIO-LOGIC SYSTEMS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 28, 2003, 2002 AND 2001

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

         Accounts Receivable - The majority of the Company's accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

         Other Assets - Other assets consist primarily of capitalized software costs for research and development, patent costs and the premiums paid on split-dollar life insurance policies. Capitalized software development costs are recorded in accordance with Financial Accounting Standard 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," with costs being amortized over a five-year period. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets' carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

         The last payments made by the Company on the split-dollar life insurance policies were in fiscal 1997.

         Long-Lived Assets - The company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." No impairment was realized for the fiscal years 2003, 2002 and 2001.

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

         Advertising - Advertising costs are expensed as incurred.

         Research and Development Costs - Research and development costs are expensed as incurred.

         Income Taxes - Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

         Deferred federal income taxes are not provided for the undistributed earnings of the Company's foreign subsidiary. Undistributed foreign earnings were $2,784,678 and $2,771,368 as of February 28, 2003 and 2002, respectively.

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

         Fair Value of Financial Instruments - The Company's financial instruments include cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments

         Stock-Based Compensation - The Company maintains a stock incentive plan. See Note 10 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation costs are recognized for stock option grants. All options granted under the Company's plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

         The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income as reported.

                                        2003             2002             2001
                                        ----             ----             ----

         Net Income
           As Reported              $ 1,450,060      $ 1,501,703       $ 448,932
           Pro Forma                $   864,860      $   921,430       $ 113,552

         Net Income Per Share
           As Reported - Basic      $      0.35      $      0.36       $    0.11
                       - Diluted    $      0.34      $      0.35       $    0.11

           Pro Forma   - Basic      $      0.21      $      0.22       $    0.03
                       - Diluted    $      0.20      $      0.21       $    0.03

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

         New Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this statement shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantors fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123". This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company's financial position and results of operations.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately for all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of Fin No. 46 is not expected to have a material impact on the Company's financial position and results of operations.

         Reclassifications - Certain reclassifications were made to the Consolidated Statement of Earnings for fiscal 2002 to conform to the financial statement's presentation for fiscal 2003.

      3.   ACCOUNTS RECEIVABLE

      Receivables (in thousands) consist of the following:

                                                         2003       2002
                                                       -------    -------

           Trade Receivables                           $ 6,069    $ 7,637
           Allowance for Doubtful Accounts                (500)      (578)
                                                       -------    -------
           Net Receivables                             $ 5,569    $ 7,059
                                                       =======    =======

      Changes (in thousands) in allowance for doubtful accounts are as follows:

                                              2003       2002       2001
                                             ------    -------    -------

           Beginning Balance                 $  578    $   362    $   361
           Bad Debt Expense                      93        235        115
           Accounts Written-off                (204)       (19)      (114)
           Recoveries                            33         --         --
                                             ------    -------    -------
           Ending Balance                    $  500    $   578    $   362
                                             ======    =======    =======

      4.   INVENTORIES

      Inventories (in thousands) consist of the following:

                                                         2003       2002
                                                       -------    -------

           Raw Materials                               $ 1,692    $ 2,627
           Work In process                               1,547      1,923
           Finished Goods                                  384        320
                                                       -------    -------
           Total Gross Inventory                         3,623      4,870
           Less Reserves                                   562        743
                                                       -------    -------
           Net Inventory                               $ 3,061    $ 4,127
                                                       =======    =======

      During fiscal 2002, the Company recorded a one-time provision for inventory obsolescence of approximately $1 million related to the technological obsolescence of certain inventory, based on the Company's introduction of new models into the marketplace.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment (in thousands) is comprised of the following at February 28, 2003 and 2002:

                                                                     Estimated
                                                                    Useful Lives
                                                   2003     2002     (in Years)
                                                 --------  -------  ------------

         Land                                    $    676  $   676
         Building                                   1,118    1,118            40
         Machinery and equipment                    1,895    1,868             5
         Booths and exhibits                          174      174             5
         Office furniture and computers             2,171    2,087             7
         Transportation equipment                     209      209             3
         Building improvements                        193      193            15
                                                 --------  -------
         Total                                      6,436    6,325
         Less accumulated depreciation              4,361    3,970
                                                 --------  -------
         Property, plant and equipment - net     $  2,075  $ 2,355
                                                 --------  -------

         Depreciation expense (in thousands) amounted to $391, $435 and $347 for 2003, 2002, and 2001, respectively.

6.       CAPITALIZED RESEARCH AND DEVELOPMENT COSTS

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

         Unamortized research and development costs (in thousands) amounted to $1,323, $910 and $78 as of February 28, 2003, 2002, and 2001
         respectively. Amortization expense (in thousands) amounted to $172, $78 and $117 in 2003, 2002, and 2001 respectively.

 7.      OPERATING LEASES

         The Company leases office and assembly facilities under long-term operating leases expiring from 2003 to 2007. Total rental expense (in thousands) amounted to $113, $119,and $100, for 2003, 2002 and 2001, respectively.

         Future minimum annual rental commitments (in thousands) under these leases for the years ending after February 28, 2003 are as follows:

                   2004                           $   106
                   2005                                80
                   2006                                77
                   2007                                77

8.       LONG-TERM DEBT

         Borrowings of $1.6 million under the Industrial Development Bond, Series 1985 (the "Bond") were due in varying monthly installments through December 2001. The interest rate on the Bond was 80 percent of the prime rate at the end of each fiscal year. Under the terms of the Bond, the Company was to maintain average available non-interest bearing deposits in amounts not less than 10% of the unpaid balance of the Bond at the bank that purchased the Bond. The Company was also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricted the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond. In fiscal 2002, annual maturities of the Bond was $136,506. The bond was paid in full as of February 28, 2002.

         The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank's prime rate. No borrowings have been made under the line of credit as of either February 28, 2003 or 2002.

9.  INCOME TAXES

    The provision for income taxes (in thousands) is as follows:

                                            2003     2002      2001
                                           ------   ------    ------
    Current:
       Federal                             $  677   $  898    $ (202)
       State                                  130      158       (62)
       Foreign                                 39      (17)       86
                                           ------   ------    ------
       Total current expense/(benefit)        846    1,039      (178)

    Deferred (benefit)                       (190)     (72)     (200)
                                           ------   ------    ------

    Total income tax provision/(benefit)   $  656   $  967    $ (378)
                                           ------   ------    ------

    The provision for income taxes differs from the U.S. Federal statutory rate as follows:

                                             2003    2002      2001
                                             ----   ------    ------
    U.S. Federal statutory rate              34.0%    34.0%     34.0%

    Difference in foreign tax rate             --      1.6    (257.2)

    Permanent differences:
       Meals and entertainment                1.3      1.1        --
       Foreign operations                    (3.6)    (4.2)   (218.0)
       Other permanent differences            0.6       --        --

    State income taxes,
       net of federal income tax benefit      4.0      4.2     (87.3)

    Deferred taxes
       State                                 (1.1)      --        --
       Foreign                               (4.0)      --        --

    Other                                    (0.2)     2.5      (3.6)
                                           ------   ------    ------

    Effective income tax (benefit) rate      31.0%    39.2%   (532.1)%
                                           ======   ======    ======

     Deferred tax assets and liabilities (in thousands) as of February 28, 2003 and 2002 and consist of the following:

                                               2003     2002
                                              ------   ------
           Deferred tax assets:
                Accounts receivable           $  223   $  224
                Inventory                        244      312
                Accrued expenses                 399      418
                Warranty                         500      164
                                              ------   ------
           Total deferred tax assets           1,366    1,118

           Deferred tax liabilities:
                Depreciation & amortization      166      255
                R&D                              514      367
                                              ------   ------
           Total deferred tax liabilities        680      622

                                              ------   ------
           Net deferred tax asset             $  686   $  496
                                              ======   ======

     The net deferred tax asset is classified in the balance sheet as follows:

                                               2003     2002
                                              ------   ------

           Deferred tax current asset         $1,366   $1,118
           Deferred tax long-term liability      680      622
                                              ------   ------

           Net deferred tax asset             $  686   $  496
                                              ======   ======
10.  STOCK OPTIONS

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


                                  2003           2002         2001
                                  ----           ----         ----
Net Income
   As Reported                 $1,450,060     $1,501,703    $448,932
   Pro Forma                   $  864,860     $  921,430    $113,552

Net Income Per Share
   As Reported - Basic         $     0.35     $     0.36    $   0.11
               - Diluted       $     0.34     $     0.35    $   0.11

   Pro Forma   - Basic         $     0.21     $     0.22    $   0.03
               - Diluted       $     0.20     $     0.21    $   0.03

The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 28,

                                         2003        2002       2001
                                         ----        ----       ----

Expected dividend yield                     -           -          -
Expected stock price volatility          60.1%       84.0%      79.0%
Risk free interest rate                   3.5%        4.5%       5.9%
Expected life of options (years)          5.7         5.0       10.0

The following table summarizes information about stock options weighted average exercise price and fair value:

                                              2003      2002     2001
                                              ----      ----     ----

Where exercise price exceeds
market price:
   Exercise Price                             4.83      4.95     5.64
   Fair Value                                 2.27      3.05     4.76

Where exercise price equals
market price:
   Exercise Price                             3.60      3.78     4.28
   Fair Value                                 2.06      2.60     4.00

Where exercise price is below
market price:
   Exercise Price                                -      4.87        -
   Fair Value                                    -      3.55        -

The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 2003:


                                                       Weighted Average
                                                          Remaining
   Range of          Number         Weighted Average   Contractual Life
Exercise Price    Outstanding        Exercise Price        (Years)
--------------    -----------        --------------    ----------------

$1.50-$2.50         31,625              $2.32                 3.58
$2.51-$4.50        611,350              $3.44                 7.68
$4.51-$6.50        239,250              $4.91                 5.68
$6.51-$8.00        106,500              $7.13                 6.59
                 -----------
                   988,725
                 ===========

                   Range of              Number        Weighted Average
                Exercise Price         Exercisable      Exercise Price
                                       -----------      --------------

                 $1.50-$2.50                28,875           $2.30
                 $2.51-$4.50               189,775           $3.25
                 $4.51-$6.50                76,188           $4.91
                 $6.51-$8.00                79,750           $7.14
                                       -----------
                                           374,588
                                       ===========

      Additional information with respect to the Company's Plan at February 28, 2003, 2002, and 2001 is as follows:

                                           FISCAL 2003
                                           -----------
                                                         Weighted Average
                                              Shares      Exercise Price
                                           -----------    --------------
      Shares Under Option:
         Outstanding at beginning of year      807,175        $ 4.21
         Granted                               254,100        $ 3.92
         Exercised                             (12,250)       $ 2.91
         Forfeited                             (60,300)       $ 4.42
                                           -----------
         Outstanding at end of year            988,725        $ 4.16
                                           ===========
      Options exercisable at year-end          374,588        $ 4.32
                                           ===========
      Weighted average fair value for
      stock options granted during 2003                                    $2.14


                                           FISCAL 2002
                                           -----------
                                                         Weighted Average
                                              Shares      Exercise Price
                                           -----------    --------------
      Shares Under Option:
         Outstanding at beginning of year      434,175        $ 4.50
         Granted                               455,150        $ 3.89
         Exercised                             (30,725)       $ 2.92
         Forfeited                             (51,425)       $ 3.58
                                           -----------
         Outstanding at end of year            807,175        $ 4.21
                                           ===========
      Options exercisable at year-end          225,702        $ 3.97
                                           ===========
      Weighted average fair value for
      stock options granted during 2002                                    $2.57

                                            FISCAL 2001
                                            -----------
                                                         Weighted Average
                                               Shares     Exercise Price
                                            -----------   --------------
      Shares Under Option:
         Outstanding at beginning of year       442,075       $4.14
         Granted                                 65,000       $4.38
         Exercised                             (51,025)       $2.06
         Forfeited                             (21,875)       $2.70
                                            -----------
         Outstanding at end of year             434,175       $4.50
                                            ===========
      Options exercisable at year-end           182,883       $3.18
                                            ===========
      Weighted average fair value for
      stock options granted during 2001                                    $3.67


11.   EXPORT SALES

      Net foreign export sales (in thousands) are summarized as follows:

                             2003     2002     2001
                            ------   ------   ------
                 Europe     $1,541   $  812   $  859
                 Far East    1,718    2,335    2,469
                 Other       1,445      848    1,498
                            ------   ------   ------
                 Total      $4,704   $3,995   $4,826
                            ======   ======   ======

      No significant sales were made by foreign subsidiaries in 2003, 2002 and 2001.

12.   EMPLOYEE BENEFIT PLAN

      The Company has a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. The Company at varying rates matches employee contributions. The Company may also make discretionary contributions to the plan. The Company made total contributions (in thousands) of $111, $112 and $159 in 2003, 2002, and 2001 respectively.

13.  CONTINGENCIES

     From time to time third parties have made claims that Company products infringe their third-party proprietary rights. In the event of a successful claim of infringement against us, we may be required to pay substantial damages, stop using our technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below is a summary of the Company's unaudited quarterly results for each quarter during fiscal 2003 and 2002. It is management's opinion that these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

                                                 Fiscal 2003 by Quarter
                                         ---------------------------------------
                                          First     Second     Third     Fourth
                                          -----     ------     -----     ------
                                         (In thousands except per share amounts)
                                         ---------------------------------------

     Net Sales                           $ 7,232   $ 7,174    $ 7,559   $ 7,300
     Gross profit                          4,926     4,904      5,010     4,829
     Operating Income                        612       189        902       297
     Net income                              388       136        580       347
     Basic earnings per share            $  0.09   $  0.03    $  0.14   $  0.08
     Diluted earnings per share          $  0.09   $  0.03    $  0.14   $  0.08

                                                 Fiscal 2002 by Quarter
                                         ---------------------------------------
                                          First     Second     Third     Fourth
                                          -----     ------     -----     ------
                                         (In thousands except per share amounts)
                                         ---------------------------------------
     Net Sales                           $ 8,714   $ 7,192    $ 6,333   $ 7,618
     Gross profit                          5,274     4,626      4,277     4,750
     Operating Income                        885       557        617       292
     Net income                              529       376        400       196
     Basic earnings per share            $  0.13   $  0.09    $  0.10   $  0.05
     Diluted earnings per share          $  0.12   $  0.09    $  0.09   $  0.04

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-LOGIC SYSTEMS CORP.
Date:  May 29, 2003

                                       By:   /s/ Gabriel Raviv
                                            ------------------------------------
                                             Gabriel Raviv, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gabriel Raviv                                    Chairman, Chief Executive                   May 29, 2003
-----------------------------------                  Officer, Director (Principal
Gabriel Raviv                                        Executive Officer)


/s/ Roderick G. Johnson                              President, Chief Operating                  May 29, 2003
------------------------------------                 Officer, Director
Roderick G. Johnson

/s/ Michael J. Hanley                                Corporate Controller                        May 29, 2003
------------------------------------                 (Principal Financial Officer)
Michael J. Hanley

/s/ Charles Z. Weingarten                            Director                                    May 29, 2003
------------------------------------
Charles Z. Weingarten, M.D.

/s/ Gil Raviv                                        Director                                    May 29, 2003
------------------------------------
Gil Raviv

 /s/ Albert Milstein                                 Director                                    May 29, 2003
------------------------------------
Albert Milstein

/s/ Craig W. Moore                                   Director                                    May 29, 2003
------------------------------------
Craig W. Moore

/s/ Lawrence D. Damron                               Director                                    May 29, 2003
------------------------------------
Lawrence D. Damron

                                 Certifications

I, Gabriel Raviv, certify that:

1. I have reviewed this annual report on Form 10-K of Bio-logic Systems Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

/s/ Gabriel Raviv
-------------------------------
Gabriel Raviv
Chief Executive Officer

                                 Certifications

I, Michael J. Hanley, certify that:

1. I have reviewed this annual report on Form 10-K of Bio-logic Systems Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

/s/ Michael J. Hanley
-----------------------------------
Michael J. Hanley
Principal Financial Officer

                                  EXHIBIT INDEX

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

    21.       Subsidiaries of the Company

    23.1      Consent of Independent Auditors

    99.1      Certification of CEO & CFO
---------------------------------

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