Form 10-Q
period 2003-05-31
BIO LOGIC SYSTEMS CORP
filed 2003-07-02
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 0-12240

                        BIO-LOGIC SYSTEMS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3025678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Bio-logic Plaza, Mundelein, Illinois	60060
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (847-949-5200)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):         not applicable

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ✓             NO

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                   NO   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 26, 2003
Common Stock $.01 par value	4,126,706

Part 1.    Financial Information

Item 1.    Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

Unaudited

In Thousands

	May 31, 2003	February 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,841	$10,678
Accounts receivable, less allowance for doubtful accounts of $497 at May 31, 2003 and $500 at Feb. 28, 2003	5,844	5,569
Inventories	2,811	3,061
Prepaid expenses	299	354
Deferred income taxes	1,366	1,366

Total current assets	20,161	21,028
PROPERTY, PLANT AND EQUIPMENT – Net	2,022	2,075
OTHER ASSETS	1,996	2,087

TOTAL ASSETS	$24,179	$25,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$693	$1,896
Accrued salaries and payroll taxes	825	1,072
Accrued interest and other expenses	1,470	1,201
Accrued income taxes	515	781
Deferred revenue	1,427	1,274

Total current liabilities	4,930	6,224
DEFERRED INCOME TAXES	680	680

Total liabilities	5,610	6,904

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares; 4,201,706 issued and 4,126,706 outstanding at May 31, 2003; 4,198,606 issued and 4,123,606 outstanding at February 28, 2003;	42	42
Additional paid-in capital	5,058	5,049
Retained earnings	13,836	13,562
Less treasury stock, at cost	367	367

Total shareholders, equity	18,569	18,286

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,179	$25,190

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Operations and Retained Earnings

Unaudited

In Thousands, Except Per Share Data

	Three Months Ended May 31,
	2003	2002
NET SALES	$6,319	$7,232
COST OF SALES	1,942	2,306

Gross Profit	4,377	4,926

OPERATING EXPENSES:
Selling, general & administrative	2,854	3,337
Research & development	1,144	977

Total operating expenses	3,998	4,314

OPERATING INCOME	379	612
OTHER INCOME (EXPENSE):
Interest income	16	37
Miscellaneous	2	(2)

Total other income (expense)	18	35

INCOME BEFORE INCOME TAXES	397	647
PROVISION FOR INCOME TAXES	123	259

NET INCOME	$274	$388
RETAINED EARNINGS, BEGINNING OF PERIOD	13,562	12,112

RETAINED EARNINGS, END OF PERIOD	$13,836	$12,500

EARNINGS PER SHARE:
Basic	$0.07	$0.09

Diluted	$0.06	$0.09

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows

Unaudited

In Thousands

	Three Months Ended May 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274	$388
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	179	118
(Increases) decreases in assets:
Accounts receivable	(275)	883
Inventories	250	249
Prepaid expenses	55	128
Increases (decreases) in liabilities:
Accounts payable and overdrafts	(1,203)	(442)
Accrued liabilities and deferred revenue	175	1,604
Accrued income taxes	(266)	62

Net cash flows (used in) provided by operating activities	(811)	2,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29)	(38)
Other assets	(6)	(166)

Net cash flows used in investing activities	(35)	(204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9	7

Net cash flows provided by financing activities	9	7

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(837)	2,793
CASH AND CASH EQUIVALENTS – Beginning of period	10,678	6,385

CASH AND CASH EQUIVALENTS – End of period	$9,841	$9,178

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Income taxes (net of refunds)	$345	$390

The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements

Consolidation – The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc., and Bio-logic International Corp., and its wholly-owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Accounts Receivable – The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories – Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and betterments are capitalized. Depreciation is determined using straight-line and accelerated methods over the estimated useful lives of the assets.

Other Assets – Other assets consist primarily of capitalized software costs for research and development, patent costs and the premiums paid on split-dollar life insurance policies. Capitalized software development costs are recorded in accordance with Financial Accounting Standard 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized over a five-year period. On an ongoing basis, management reviews the valuation of other assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The last payments made by the Company on the split-dollar life insurance policies were in fiscal 1997.

Long-Lived Assets – The company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the fiscal quarters ended May 31, 2003 and 2002.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped, or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue Recognition for Research and Development Contracts – Revenue from research and development contracts is recognized as related costs are incurred.

Advertising – Advertising costs are expensed as incurred.

Research and Development Costs – Research and development costs are expensed as incurred.

Income Taxes – Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,622,455 and $2,784,678 as of May 31 and February 28, 2003, respectively.

Use of Estimates – In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The Company’s financial instruments include cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments

Stock-Based Compensation – The Company maintains a stock incentive plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs are recognized for stock option grants. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended May 31,
	2003	2002
Net income, as reported	$274	$388
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(159)	(132)

Pro-forma net income	$115	$256

Earnings per share:
Basic – as reported	$0.07	$0.09

– pro forma	$0.03	$0.06

Diluted – as reported	$0.06	$0.09

– pro forma	$0.03	$0.06

Earnings Per Share – Basic earnings per share is based on the weighted average outstanding number of shares during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

Comprehensive Income – SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in shareholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment Information – SFAS No. 131 requires disclosures of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this statement shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not have a material impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately for all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company is currently evaluating the effect of SFAS 150 on the balance sheet, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors are cautioned that the statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Reform Act of 1995, including statements concerning the Company’s future products, results of operations and prospects. These forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated, including those relating to general economic and business conditions, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products and the timing of customer orders detailed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in the Company’s financial statements requiring significant estimates and assumptions are as follows:

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation, and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc. Although no specific conclusions reached by these authorities appear likely to cause a material change in the Company’s accounting policies, outcome cannot be predicted with confidence.

Dollar amounts in the following discussion are in thousands except for per share amounts and where noted.

Liquidity and Capital Resources

As of May 31, 2003, the Company had working capital of $15,231. Total cash and cash equivalents were $9,841 and accounts receivable net of reserves was $5,844.

Net cash utilized by operating activities during the first quarter of fiscal 2004 was $811, due primarily to the Company’s satisfaction of several of its financial obligations. The $275 increase in net accounts receivable at May 31 from February 28, 2003 levels was mainly offset by continued improvement in the Company’s inventory position over the same three month period, primarily due to better management of raw material and service stock levels.

Net cash utilized in investing activities during the first quarter of fiscal 2004 was $35, primarily the result of capital additions.

Net cash provided by financing activities during the first quarter of fiscal 2004 was $9, related to the exercise of stock options. Pursuant to the Company’s stock repurchase program initiated in November, 2002, the Company purchased

80,700 shares of its common stock at an aggregate purchase price of $390, of which 5,700 shares were retired as of May 31, 2003.

The Company has no interest bearing debt, and believes its liquidity and capital requirements for the foreseeable future will be satisfied by internally generated funds. To the extent the Company’s capital and liquidity requirements cannot be satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Borrowings under this line of credit bear interest at the bank’s prime rate.

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

Results of Operations

The following is a discussion of the Company’s results of operations:

Net sales for the three-month period ended May 31, 2003 (the “fiscal 2004 first quarter”) decreased by approximately 13% to $6,319 from $7,232 for the three-month period ended May 31, 2002 (the “fiscal 2003 first quarter”). Domestic sales (including Canada) for the fiscal 2004 first quarter, representing 82% of net sales for such period, decreased by 15% to $5,202 compared to $6,143 for the fiscal 2003 first quarter. The decrease was primarily due to shortfalls in the Company’s neurology systems and supply sales. Hearing system sales for the fiscal 2004 first quarter were essentially unchanged from the fiscal 2003 first quarter. However, hearing supply sales continue to show steady growth; the Company experienced a 21% increase in hearing supply sales in the fiscal 2004 first quarter compared to the fiscal 2003 first quarter. Foreign sales increased approximately 3% to $1,117 for the fiscal 2004 first quarter from $1,088 in the fiscal 2003 first quarter. Foreign sales represented 18% and 15% of the Company’s net sales for the fiscal 2004 and 2003 first quarters, respectively.

Cost of sales decreased to $1,942 during the fiscal 2004 first quarter compared to $2,306 for the fiscal 2003 first quarter, due primarily to the reduction in sales volume between the two quarters. Cost of sales as a percentage of net sales improved in the fiscal 2004 first quarter to 30.7% of net sales, compared to 31.8% for the fiscal 2003 first quarter, reflective of favorable shifts in product mix.

Selling, general and administrative (SG&A) expenses decreased $483, or 15%, to $2,854 for the fiscal 2004 first quarter compared to $3,337 for the fiscal 2003 first quarter, due to reduced selling expenses and to an overall reduction in other operating expenses. SG&A as a percent of sales also decreased to 45% for the fiscal 2004 first quarter from 46% for the fiscal 2003 first quarter.

Research and development (R&D) costs increased 17% to $1,144 or 18% of net sales in the fiscal 2004 first quarter, compared to $977 or 14% of net sales in the fiscal 2003 first quarter. Although the Company’s gross investment in R&D activities remained essentially unchanged between the two quarters, significantly all of the change in expense was associated with a reduction in the amount of software development costs eligible for capitalization. The Company capitalized software development costs, net of amortization, of $19 in the fiscal 2004 first quarter compared to $192 of net capitalized costs in the fiscal 2003 first quarter. The fact that software amortization in fiscal 2003 did not begin until the second fiscal quarter also contributed to the difference in net capitalized costs between these two fiscal first quarters.

Operating income was $379 for the fiscal 2004 first quarter compared to $612 for the fiscal 2003 first quarter. The decrease in the fiscal 2004 first quarter is attributable to the decrease in sales volume and reduced net capitalizable software development costs, offset by reduced selling expenses and other administrative expenses.

Net interest income for the fiscal 2004 first quarter decreased to $16 from $37 for the fiscal 2003 first quarter, primarily driven by lower interest rates on cash and marketable securities. This decrease was partly offset by increases in cash balances due to better asset management.

Income tax expense was $123 for the fiscal 2004 first quarter compared to $259 for the fiscal 2003 third quarter. The Company’s income tax rate reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of deferred tax assets.

Net income for the fiscal 2004 first quarter was $274 or $0.06 per diluted share, compared to $388 or $0.09 per diluted share for the fiscal 2003 first quarter. The Company attributes the decrease in the fiscal 2004 first quarter to lower sales volume and lower capitalized software development costs, offset by improvements in selling and administrative expenses and related income tax provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to some market risk at both the financial and business level. Financial risks include, but are not limited to, the impact on sales resulting from competitive pricing; costs associated with the unfavorable settlement of patent infringement claims; and the unfavorable impact of interest rate reductions, given the Company’s significant cash and cash equivalent balances. Additionally, the Company’s foreign sales can at times be adversely impacted by political and governmental conditions, import and export restrictions, and currency fluctuations. Business risks include, but are not limited to, customers’ capital purchasing constraints, which can fluctuate on a quarterly basis; the timeliness of bringing new products to market; product obsolescence resulting from competitors’ new product introductions; turnover in the Company’s sales force; lack of acceptance of new technology by clinicians and other healthcare professionals; and the speed and breadth of 510(k) clearances issued by the FDA.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures, as well as procedures to provide reasonable assurance that information required to be disclosed in its periodic reports filed under the Exchange Act is properly recorded, processed, summarized and reported within the time rules specified by the SEC. The Company regularly monitors the effectiveness of these disclosure controls and procedures, and as of March 31, 2003 the Company’s principal executive and principal financial officers have concluded that these disclosure controls and procedures are operating effectively. There have been no significant changes in the Company’s internal controls or other factors subsequent to March 31, 2003 that would significantly affect these controls and procedures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II. Other Information
Item 1.	Legal Proceedings

No Changes

Item 2.	Changes in Securities and Use of Proceeds

No Changes

Item 3.	Defaults Upon Senior Securities

No Changes

Item 4.	Submission of Matters to a Vote of Security Holders

No Changes

Item 5.	Other Information

No Changes

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
3.1	Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws(1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the three months ended May 31, 2003, the Registrant filed an 8-K Report on May 16, 2003 relating to its press release of annual results for the fiscal year ended February 28, 2003.

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

Date: June 30, 2003	By:	/S/ GABRIEL RAVIV
Gabriel Raviv
Chief Executive Officer

Date: June 30, 2003	By:	/S/ MICHAEL J. HANLEY
Michael J. Hanley
Corporate Controller
(Principal Financial Officer)

Certifications

I, Gabriel Raviv, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bio-logic Systems Corp.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: June 30, 2003.

/S/ GABRIEL RAVIV

Gabriel Raviv
Chief Executive Officer

Certifications

I, Michael J. Hanley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bio-logic Systems Corp.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: June 30, 2003.

/S/ MICHAEL J. HANLEY

Michael J. Hanley
Principal Financial Officer