Form 10-Q
period 2003-08-31
BIO LOGIC SYSTEMS CORP
filed 2003-10-03
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2003

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

Indicate by check Ö whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check Ö whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock $.01 par value	4,128,847

T ABLE OF CONTENTS

Part 1. Financial Information

Item 1.	Financial Statements

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	August 31, 2003	February 28, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,395	$10,678
Accounts receivable, less allowance for doubtful accounts of $420 at August 31, 2003 and $500 at Feb. 28, 2003	4,895	5,569
Inventories	2,480	3,061
Prepaid expenses	350	354
Deferred income taxes	1,366	1,366

Total current assets	20,486	21,028

PROPERTY, PLANT AND EQUIPMENT—Net	2,043	2,075

OTHER ASSETS	1,998	2,087

TOTAL ASSETS	$24,527	$25,190

LIABILITIES AND STOCKHOLERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$816	$1,896
Accrued salaries and payroll taxes	909	1,072
Accrued other liabilities	1,367	1,201
Accrued income taxes	425	781
Deferred revenue	1,358	1,274

Total current liabilities	4,875	6,224

DEFERRED INCOME TAXES	680	680

Total liabilities	5,555	6,904

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares; 4,203,847 issued and 4,128,847 outstanding at August 31, 2003	42	42
Additional paid-in capital	5,061	5,049
Retained earnings	14,236	13,562

Less treasury stock, at cost: 75,000 shares at August 31,2003	367	367

Total stockholders’ equity	18,972	18,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,527	$25,190

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Retained Earnings

(Unaudited)

(In Thousands, Except Share Amounts and Per Share Data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
NET SALES	$6,927	$7,174	$13,246	$14,405
COST OF SALES	2,096	2,271	4,038	4,575

Gross Profit	4,831	4,903	9,208	9,830

OPERATING EXPENSES:
Selling, general & administrative	3,095	3,236	5,949	6,574
Research & development	1,277	1,479	2,422	2,456

Total operating expenses	4,372	4,715	8,371	9,030

OPERATING INCOME	459	188	837	800
OTHER INCOME (EXPENSE):
Interest income	22	25	38	62
Interest expense	—	(1)	—	(1)
Miscellaneous	—	3	2	1

Total other income	22	27	40	62

INCOME BEFORE INCOME TAXES	481	215	877	862
PROVISION FOR INCOME TAXES	81	80	203	339

NET INCOME	$400	$135	$674	$523

RETAINED EARNINGS, BEGINNING OF PERIOD	13,836	12,500	13,562	12,112

RETAINED EARNINGS, END OF PERIOD	$14,236	$12,635	$14,236	$12,635

EARNINGS PER SHARE:
Basic	$0.10	$0.03	$0.16	$0.12

Diluted	$0.09	$0.03	$0.15	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,202,396	4,196,467	4,200,126	4,194,781

Diluted	4,398,824	4,308,686	4,390,920	4,322,090

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended August 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$674	$523
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	384	295
Decreases in assets:
Accounts receivable	674	539
Inventories	581	478
Prepaid expenses	4	106
Increases (decreases) in liabilities:
Accounts payable and overdrafts	(1,080)	(574)
Accrued liabilities and deferred revenue	87	711
Accrued income taxes	(356)	(392)

Net cash flows provided by operating activities	968	1,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143)	(122)
Other assets	(119)	(183)

Net cash used in investing activities	(262)	(305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11	22

Net cash flows provided by financing activities	11	22

INCREASE IN CASH AND CASH EQUIVALENTS	717	1,403

CASH AND CASH EQUIVALENTS—Beginning of period	10,678	6,385

CASH AND CASH EQUIVALENTS—End of period	$11,395	$7,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:

Income taxes (net of refunds)	$575	$539

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004. The condensed consolidated balance sheet at February 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the audited consolidated financial statements and notes to consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Securities and Exchange Commission on May 29, 2003.

Consolidation – The unaudited condensed consolidated financial statements include the accounts of Bio-logic Systems Corp. (the “Company”) and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc. and Bio-logic International Corp., and its wholly-owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – Cash equivalents include all highly liquid investments purchased with average maturities of three months or less.

Accounts Receivable – The majority of the Company’s accounts receivable are due from customers in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Generally, domestic accounts receivable are due within 30 days and international accounts receivable are due between 30 and 60 days. All accounts receivables are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Long-Lived Assets – The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the fiscal quarters ended August 31, 2003 and 2002.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

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

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,463,134 and $2,784,678 as of August 31 and February 28, 2003, respectively.

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

Fair Value of Financial Instruments – The Company’s financial instruments include cash equivalents (including short-term marketable securities), accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Stock-Based Compensation – The Company maintains a stock incentive plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs are recognized for stock option grants. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net income, as reported	$400	$135	$674	$523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(135)	(141)	(293)	(273)

Pro-forma net income	$265	$(6)	$381	$250

Earnings per share:
Basic - as reported	$0.10	$0.03	$0.16	$0.13

- pro forma	$0.06	$—	$0.09	$0.06

Diluted - as reported	$0.09	$0.03	$0.15	$0.12

- pro forma	$0.06	$—	$0.09	$0.06

Earnings per Share – Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the weighted average of the sum of the number of shares outstanding and common stock equivalents. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. For the three and six months ended August 31, 2003 and 2002, the Company’s common stock equivalents consisted of stock options. For the three and six months ended August 31, 2003, the effect of the calculation resulted in an increase in the weighted number of shares outstanding of 196,428 and 190,794, respectively.

Comprehensive Income – SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment Information – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of FIN 45 shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company is currently evaluating the effect of SFAS 150 on the Company’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934), including statements regarding expected tax credits for the fiscal year, that reflect management’s current expectations about the Company’s future results, performance, prospects and opportunities. Management has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions, but these words are not the exclusive way of identifying these statements. These forward-looking statements are based on information currently available to management and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include general economic and business conditions, turnover in the Company’s sales force, lack of acceptance of new technology by clinicians and other healthcare professionals, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products, the timing of customer orders, Internal Revenue Service determinations and other factors detailed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

Overview

The Company designs, develops, assembles and markets computer-based electro-diagnostic systems and related disposables for use by hospitals, clinics, universities and physicians. The systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss (including audiological and hearing screening and diagnosis).

Hearing and neurology product systems contributed over 70% of the Company’s total net sales in the current fiscal year, consistent with the historical contributions of these systems to total net sales. These system sales typically represent capital expenditures on the part of the Company’s customers. The timing on securing these sales can be a function of numerous factors including features, pricing, order size (especially for neurology sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These other factors can materially impact revenues and earnings from one quarter to the next, particularly with respect to neurology systems.

The remainder of the Company’s revenue is generated by related hearing and neurology supplies as well as extended warranty and repair programs, and governmental Small Business Innovative Research (SBIR) grants. Hearing supplies are the majority of the total supplies and include disposable products such as the Ear Muffin™ transducer that has been cleared by the FDA for use on competitive systems.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and assumptions are as follows:

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance, such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc.

Dollar amounts in the following discussion and under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” are in thousands except for per share amounts and where otherwise noted.

Results of Operations

Net sales for the three month period ended August 31, 2003 (the “fiscal 2004 second quarter”) decreased 3% to $6,927 from $7,174 in the three month period ended August 31, 2002 (the “fiscal 2003 second quarter”). Net sales for the six month period ended August 31, 2003 (the “fiscal 2004 six months”) decreased 8% to $13,246 from $14,405 in the six month period ended August 31, 2002 (the “fiscal 2003 six months”).

Domestic sales (including Canada) for the fiscal 2004 second quarter, representing 81% of net sales, decreased 8% to $5,637 compared to $6,126 for the fiscal 2003 second quarter. Neurology system sales were down from the fiscal 2003 second quarter due to heightened competitive activity and deferred purchasing decisions on large epilepsy monitoring systems. The decrease in neurology systems sales was partially offset by increases in hearing systems sales, which increased in the fiscal 2004 second quarter over the fiscal 2003 second quarter, primarily in the diagnostics product offerings. A material part of the increase in hearing systems sales resulted from a marketing initiative launched earlier in the fiscal year, educating the marketplace about the Company’s hearing diagnostics and infant screening products. Additionally, hearing supply sales in the fiscal 2004 second quarter increased over the fiscal 2003 second quarter, mainly related to sales of the Company’s EarMuffin™. Domestic sales (including Canada) for the fiscal 2004 six months, representing 82% of net sales, decreased by 12% to $10,838 compared to $12,263 for the fiscal 2003 six months. The decrease was again primarily due to the shortfall in the Company’s neurology system sales caused primarily by increased competitive activity and deferred capital purchases by hospitals, offset in part by increased hearing system and supply sales.

Foreign sales for the fiscal 2004 second quarter, representing 19% of the Company’s net sales, increased 23% to $1,290 from $1,048 in the fiscal 2003 second quarter. For the fiscal 2004 six months, foreign sales represented 18% of the Company’s net sales, and increased 13% to $2,408 from $2,136 for the fiscal 2003 six months. The increase in foreign sales over the prior year for both the fiscal 2004 second quarter and the fiscal 2004 six months was due primarily to strong hearing system and supply sales.

Cost of sales decreased to $2,096 during the fiscal 2004 second quarter compared to $2,271 for the fiscal 2003 second quarter, due primarily to the reduction in sales volume between the two quarters. Cost of sales as a percentage of net sales improved in the fiscal 2004 second quarter to 30.3% of net sales, compared to 31.7% for the fiscal 2003 second quarter, reflective of favorable shifts in product mix. Cost of sales decreased to $4,038 during the fiscal 2004 six months compared to $4,575 for the fiscal 2003 six months, due primarily to the reduction in sales volume between the two six month periods. Cost of sales as a percentage of net sales improved in the fiscal 2004 six months to 30.5% of net sales, compared to 31.8% for the fiscal 2003 six months, again reflective of favorable shifts in product mix.

Selling, general and administrative (“SG&A”) expenses decreased $141, or 4%, to $3,095 for the fiscal 2004 second quarter compared to $3,236 for the fiscal 2003 second quarter, due to reduced selling expenses and to a reduction in professional fees and doubtful account provisions associated with improved asset management. SG&A was 45% of net sales for both the fiscal 2004 second quarter and the fiscal 2003 second quarter. SG&A expenses decreased $625, or 10%, to $5,949 for the fiscal 2004 six months compared to $6,574 for the fiscal 2003 six months, again due to reduced selling expenses, professional fees and doubtful account provisions. SG&A was at 45% of net sales for the fiscal 2004 six months compared to 46% for the fiscal 2003 six months.

Research and development (“R&D”) costs decreased 14% to $1,277, or 18% of net sales, in the fiscal 2004 second quarter, compared to $1,479, or 21% of net sales, in the fiscal 2003 second quarter. This decrease was a result of decreased expenses and increased software capitalization costs. R&D costs for the fiscal 2004 six months remained essentially flat, decreasing 1% to $2,422, or 18% of net sales, compared to $2,456, or 17% of net sales, in the fiscal 2003 six months.

Operating income was $459 for the fiscal 2004 second quarter compared to $188 for the fiscal 2003 second quarter, due mainly to the lower SG&A and R&D expenses. Operating income for the fiscal 2004 six months was $837 compared to $800 for the fiscal 2003 six months, due to lower SG&A and R&D expenses, which more than offset decreased sales.

Net interest income for the fiscal 2004 six months decreased to $38 from $62 for the fiscal 2003 six months, primarily driven by lower interest rates on cash and marketable securities. This decrease was partly offset by increases in cash balances due to improved asset management.

Income tax expense was $81 and $203 for the fiscal 2004 second quarter and fiscal 2004 six months, respectively, or 17% and 23%, respectively, of pretax income. Income tax expense was $80 and $339 for the fiscal 2003 second quarter and fiscal 2003 six months, respectively, or 37% and 39%, respectively, of pretax income. The reduced tax rate in fiscal 2004 is primarily due to a favorable $85 income tax adjustment recorded in the fiscal 2004 second quarter related to historical tax refunds for research and experimentation (“R&E”) expense. The Company expects the total favorable tax impact related to these historical R&E credits to be up to $620, which will be recorded during the remainder of fiscal 2004, subject to determinations by the Internal Revenue Service.

Net income was $400 and $674, or $0.09 and $0.15 per diluted share, for the fiscal 2004 second quarter and the fiscal 2004 six months, respectively, compared to $135 and $523, or $0.03 and $0.12 per diluted share for the fiscal 2003 second quarter and the fiscal 2003 six months, respectively.

Liquidity and Capital Resources

As of August 31, 2003, the Company had working capital of $15,611, total cash and cash equivalents of $11,395, and accounts receivable net of reserves of $4,895.

Net cash provided by operating activities for the six months ended August 31, 2003 and 2002 were $968 and $1,686, respectively. The $718 reduction from the prior year’s level was primarily associated with cash received for multi-year, multi-site warranties in fiscal 2003 for certain of the Company’s hearing systems in the Province of Ontario, Canada.

Net cash utilized in investing activities for the six months ended August 31, 2003 was $262, primarily as the result of capital additions and the capitalization of software development costs. No major capital expenditures are expected for the remainder of fiscal 2004.

Net cash provided by financing activities for the six months ended August 31, 2003 was $11, related to the exercise of stock options. In November 2002, the Company’s Board of Directors authorized the repurchase of 250,000 shares of the Company’s common stock, of which 80,700 have been acquired to date. No shares have been repurchased during the current fiscal year.

The Company has no interest bearing debt, and believes its liquidity and capital requirements for the foreseeable future will be satisfied by internally generated funds. To the extent the Company’s capital and liquidity requirements cannot be satisfied internally, the Company may utilize a $1,000,000 unsecured bank line of credit, all of which is currently available. Any borrowings under this line of credit would bear interest at the bank’s prime rate.

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company currently has no agreements or commitments with respect to any particular transaction

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its available funds for investment. The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in short term high-credit quality securities, specifically domestic money market securities including commercial paper, repurchase agreements, variable rate instruments and bank instruments.

The Company’s currency exchange rate fluctuations have been and are expected to continue to be immaterial as the Company sells its products primarily in United States currency. Additionally, less than $25 of the Company’s cash is in Israeli or Polish currency at any given time, with the remainder in U.S. currency, thus minimizing any exposure to currency exchange fluctuations on the Company’s cash balances.

The Company has not entered into any transactions using derivative financial instruments, and management believes that the Company’s exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

Item 4.	Controls and Procedures

The Company completed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and acting Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that, as of August 31, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information the Company is required to disclose in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on August 25, 2003. The Company’s stockholders voted as follows to elect two Class II directors to the Company’s Board of Directors:

Directors:	Votes For:	Authority Withheld:
Gil Raviv, Ph.D	3,793,509	262,375
Roderick G. Johnson	3,794,259	261,625

In addition to Dr. Raviv and Mr. Johnson, the following directors’ terms of office as directors continued after the meeting: Gabriel Raviv, Ph.D., Craig W. Moore, Charles Z. Weingarten, M.D., Albert Milstein and Lawrence D. Damron.

Item 6.	Exhibits and Reports on 8-K

(a) Exhibits

31.1	Certification of CEO pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Acting CFO pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications of CEO and Acting CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b) Reports on Form 8-K

During the three months ended August 31, 2003, the Company filed a Current Report on Form 8-K on June 19, 2003 relating to its release of quarterly results for the fiscal quarter ended May 31, 2003 (pursuant to Items 7, 9 and 12 of Form 8-K).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2003	By:	/s/ GABRIEL RAVIV

Gabriel Raviv, Chairman and Chief Executive Officer (principal executive officer)

Date: October 2, 2003	By:	/s/ MICHAEL J. HANLEY

Michael J. Hanley, Acting Chief Financial Officer (principal financial and accounting officer)