Form 10-Q
period 2003-11-30
BIO LOGIC SYSTEMS CORP
filed 2004-01-14
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended November 30, 2003

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

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 6, 2004
Common Stock $.01 par value	4,135,622

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at November 30, 2003 (Unaudited) and February 28, 2003	3

		Condensed Consolidated Statements of Operations and Retained Earnings for the three months and nine months ended November 30, 2003 and 2002 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2003 and 2002 (Unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	14

Signatures			15

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	November 30, 2003	February 28, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,218	$10,678
Accounts receivable, less allowance for doubtful accounts of $375 at November 30, 2003 and $500 at February 28, 2003	5,141	5,569
Inventories	2,467	3,061
Prepaid expenses	254	354
Deferred income taxes	1,366	1,366

Total current assets	21,446	21,028

PROPERTY, PLANT AND EQUIPMENT - Net	2,039	2,075

OTHER ASSETS	1,705	2,087

TOTAL ASSETS	$25,190	$25,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$730	$1,896
Accrued salaries and payroll taxes	831	1,072
Accrued other liabilities	1,527	1,201
Accrued income taxes	396	781
Deferred revenue	1,469	1,274

Total current liabilities	4,953	6,224

DEFERRED INCOME TAXES	680	680

Total liabilities	5,633	6,904

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares;	42	42
4,204,847 issued and 4,129,847 outstanding at November 30, 2003
4,198,606 issued and 4,123,606 outstanding at February 28, 2003
Additional paid-in capital	5,064	5,049
Retained earnings	14,818	13,562
Treasury stock, at cost: 75,000 shares at November 30 and February 28, 2003	(367)	(367)

Total stockholders’ equity	19,557	18,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,190	$25,190

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Retained Earnings

(Unaudited)

(In Thousands, Except Share Amounts and Per Share Data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
NET SALES	$6,962	$7,559	$20,208	$21,965
COST OF SALES	2,168	2,549	6,205	7,126

Gross Profit	4,794	5,010	14,003	14,839

OPERATING EXPENSES:
Selling, general & administrative	2,918	3,070	8,867	9,644
Research & development	1,262	1,038	3,685	3,494

Total operating expenses	4,180	4,108	12,552	13,138

OPERATING INCOME	614	902	1,451	1,701

OTHER INCOME (EXPENSE):
Interest income	38	41	77	103
Interest expense	—	(4)	—	(4)
Miscellaneous	—	(4)	2	(4)

Total other income	38	32	79	95

INCOME BEFORE INCOME TAXES	652	934	1,530	1,796

PROVISION FOR INCOME TAXES	70	354	274	693

NET INCOME	$582	$580	$1,256	$1,103

RETAINED EARNINGS, BEGINNING OF PERIOD	14,236	12,635	13,562	12,112

RETAINED EARNINGS, END OF PERIOD	$14,818	$13,215	$14,818	$13,215

EARNINGS PER SHARE:
Basic	$0.14	$0.14	$0.30	$0.26

Diluted	$0.13	$0.14	$0.28	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,204,347	4,198,583	4,201,534	4,196,049

Diluted	4,473,315	4,263,301	4,418,709	4,302,346

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended November 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,256	$1,103

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	584	459
Decreases in assets:
Accounts receivable	428	1,630
Inventories	594	822
Prepaid expenses	100	197
Increases (decreases) in liabilities:
Accounts payable	(1,165)	(1,028)
Accrued liabilities and deferred revenue	280	954
Accrued income taxes	(385)	(38)

Net cash flows provided by operating activities	1,692	4,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(221)	(130)
Other assets	55	(370)

Net cash used in investing activities	(166)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14	22

Net cash flows provided by financing activities	14	22

INCREASE IN CASH AND CASH EQUIVALENTS	1,540	3,621
CASH AND CASH EQUIVALENTS - Beginning of period	10,678	6,385

CASH AND CASH EQUIVALENTS - End of period	$12,218	$10,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:

Income taxes (net of refunds)	$705	$539

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2004. The condensed consolidated balance sheet at February 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the audited consolidated financial statements and notes to consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Securities and Exchange Commission on May 29, 2003.

Consolidation - The unaudited condensed consolidated financial statements include the accounts of Bio-logic Systems Corp. (the “Company”) and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc. and Bio-logic International Corp., and its wholly-owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments purchased with average maturities of three months or less.

Accounts Receivable - The majority of the Company’s accounts receivable are due from customers in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Generally, domestic accounts receivable are due within 30 days and international accounts receivable are due between 30 and 60 days. All accounts receivables are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories - Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred. Significant renewals and improvements are capitalized. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

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

Long-Lived Assets - The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the nine-month periods ended November 30, 2003 and 2002.

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

The provision for income taxes reflects a credit for research and experimentation of $165 and $250 for the three and nine month periods ended November 30, 2003, respectively.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,310,445 and $2,784,678 as of November 30 and February 28, 2003, respectively.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash equivalents (including short-term marketable securities), accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Stock-Based Compensation - The Company maintains a stock incentive plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs are recognized for stock option grants. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net income, as reported	$582	$580	$1,256	$1,103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(167)	(152)	(460)	(425)

Pro-forma net income	$415	$428	$796	$678

Earnings per share:
Basic - as reported	$0.14	$0.14	$0.30	$0.26

- pro forma	$0.10	$0.10	$0.19	$0.16

Diluted - as reported	$0.13	$0.14	$0.28	$0.26

- pro forma	$0.09	$0.10	$0.18	$0.16

Earnings per Share - Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share recognizes the dilutive effect of common stock equivalents and is equal to net income divided by the weighted average of the sum of the number of shares outstanding and common stock equivalents. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all common stock equivalents, net of assumed repurchased shares using the treasury stock method. For the three and nine months ended November 30, 2003 and 2002, the Company’s common stock equivalents consisted of stock options. For the three and nine months ended November 30, 2003, the effect of the calculation resulted in an increase in the weighted number of shares outstanding of 268,968 and 217,175, respectively.

Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment Information - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. The Company operates in a single reportable segment: the design, development, assembly and distribution of computerized medical electro-diagnostic systems for use in the health care field.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934), including statements regarding expected tax credits for the fiscal year, that reflect management’s current expectations about the Company’s future results, performance, prospects and opportunities. Management has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “appears,” “could” or similar expressions, but these words are not the exclusive way of identifying these statements. These forward-looking statements are based on information currently available to management and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include general economic and business conditions, turnover in the Company’s sales force, lack of acceptance of new technology by clinicians and other healthcare professionals, the results of research and development efforts, technological changes and competition, potential changes in regulation by the FDA, costs relating to manufacturing of products, the timing of customer orders, start-up risks associated with new product introductions, including qualifying new domestic and international suppliers, overseas shipment delays, Internal Revenue Service and state taxing authority determinations, and other factors detailed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Hearing and neurology product systems have contributed over 70% of the Company’s total net sales in the current fiscal year, consistent with the historical contributions of these systems to total net sales. These system sales typically represent capital expenditures on the part of the Company’s customers. The timing on securing these sales can be a function of numerous factors including features, pricing, order size (especially for neurology sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These other factors can materially impact revenues and earnings from one quarter to the next, particularly with respect to neurology systems.

The remainder of the Company’s revenue is generated by related hearing and neurology supplies as well as extended warranty and repair programs, and governmental Small Business Innovative Research (SBIR) grants. Sales of hearing supplies represent the majority of the total supply sales and include disposable products such as the Ear Muffin™ transducer that has been cleared by the FDA for use on competitive systems.

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

Results of Operations

Net sales for the three month period ended November 30, 2003 (the “fiscal 2004 third quarter”) decreased 8% to $6,962 from $7,559 in the three month period ended November 30, 2002 (the “fiscal 2003 third quarter”). Net sales for the nine month period ended November 30, 2003 (the “fiscal 2004 nine months”) also decreased 8% to $20,208 from $21,965 in the nine month period ended November 30, 2002 (the “fiscal 2003 nine months”).

Domestic sales (including Canada) for the fiscal 2004 third quarter, representing 81% of net sales, decreased 12% to $5,617 compared to $6,406 for the fiscal 2003 third quarter. Although neurology system sales showed improvement over the immediately preceding fiscal quarter, they declined from the fiscal 2003 third quarter due to heightened competitive activity, and to longer decision making cycles for large capital projects in hospitals, especially for epilepsy monitoring. Hearing system sales also declined from the fiscal 2003 third quarter, primarily due to production delays related to the release of software in stages for the introduction of new versions of the Company’s diagnostic and screening products. The Company expects the release of these new software versions for the new hardware to be completed by the end of the fourth quarter of fiscal 2004. Hearing supply sales in the fiscal 2004 third quarter increased over the fiscal 2003 third quarter, mainly related to sales of the Company’s EarMuffin™.

Domestic sales (including Canada) for the fiscal 2004 nine months, representing 81% of net sales, decreased by 12% to $16,455 compared to $18,669 for the fiscal 2003 nine months. The decrease was primarily due to the shortfall in the Company’s neurology system sales caused primarily by increased competitive activity and lengthier sales cycles, offset in part by increased hearing system and supply sales.

Foreign sales for the fiscal 2004 third quarter, representing 19% of the Company’s net sales, increased 17% to $1,345 from $1,153 in the fiscal 2003 third quarter. For the fiscal 2004 nine months, foreign sales also represented 19% of the Company’s net sales, and increased 14% to $3,753 from $3,289 for the fiscal 2003 nine months. The increase in foreign sales over the prior year for both the fiscal 2004 third quarter and the fiscal 2004 nine months was due primarily to strong hearing system sales, led by the diagnostics product line, and hearing supply sales. The increase in international hearing sales was not sufficient to offset the declines in the neurology and sleep system sales. Supply sales have shown consistent growth over prior year in all three quarters of fiscal 2004, although the growth rate is slowing to the low double-digits.

Due to shifts in sales mix during fiscal 2004, the hearing systems and supplies product lines have become a greater portion of the Company’s overall sales. Although neurology systems sales are below last year’s levels, it is not yet clear as to whether this is indicative of a longer term trend, given the various factors described in the Overview section that can impact the timing of sales associated with this product line.

Cost of sales decreased to $2,168 during the fiscal 2004 third quarter compared to $2,549 for the fiscal 2003 third quarter, due primarily to the reduction in sales volume between the two quarters. Cost of sales as a percentage of net sales improved in the fiscal 2004 third quarter to 31% of net sales, compared to 34% for the fiscal 2003 third quarter, reflective of favorable shifts in product mix towards hearing systems and supplies. Cost of sales decreased to $6,205 during the fiscal 2004 nine months compared to $7,126 for the fiscal 2003 nine months, associated with the overall reduction in sales and more favorable shifts in product mix towards hearing systems and supplies. Cost of sales as a percentage of net sales improved in the fiscal 2004 nine months to 31% of net sales, compared to 32% for the fiscal 2003 nine months.

Selling, general and administrative (“SG&A”) expenses decreased $152, or 5%, to $2,918 for the fiscal 2004 third quarter compared to $3,070 for the fiscal 2003 third quarter, due to reduced selling expenses as well as reductions in professional fees and doubtful account provisions. SG&A expenses were 42% of net sales for the fiscal 2004 third quarter and 41% for the fiscal 2003 third quarter. SG&A expenses decreased $777, or 8%, to $8,867 for the fiscal 2004 nine months compared to $9,644 for the fiscal 2003 nine months, again due to reduced selling expenses, professional fees and doubtful account provisions. SG&A expenses were 44% of net sales for both the fiscal 2004 nine months and the fiscal 2003 nine months.

Research and development (“R&D”) costs increased 22% to $1,262, or 18% of net sales, in the fiscal 2004 third quarter compared to $1,038, or 14% of net sales, in the fiscal 2003 third quarter. This increase was a result of royalty expenses as well as a reduction in capitalized software development costs. R&D costs for the fiscal 2004 nine months increased 5% to $3,685, or 18% of net sales, compared to $3,494, or 16% of net sales, in the fiscal 2003 nine months.

Operating income was $614 for the fiscal 2004 third quarter compared to $902 for the fiscal 2003 third quarter. The decrease was due primarily to lower gross profit, as well as slight increases in R&D expenses. Operating income for the fiscal 2004 nine months was $1,451 compared to $1,701 for the fiscal 2003 nine months. The decrease was due to lower gross profit offset in part by lower overall operating expenses.

Net interest income for the fiscal 2004 nine months decreased to $77 from $99 for the fiscal 2003 nine months, primarily driven by lower interest rates on cash and marketable securities. This decrease was partly offset by increases in cash balances due to improved asset management.

Income tax expense was $70 and $274 for the fiscal 2004 third quarter and fiscal 2004 nine months, respectively, or 11% and 18%, respectively, of pretax income. Income tax expense was $354 and $693 for the fiscal 2003 third quarter and fiscal 2003 nine months, respectively, or 38% and 39%, respectively, of pretax income. The reduced tax rate in the fiscal 2004 third quarter and the fiscal 2004 nine months was primarily due to a favorable $165 income tax adjustment related to historical tax refunds for research and experimentation (“R&E”) expense. In the fiscal 2004 nine months, the Company has recorded $250 of the approximately $650 of historical tax credits; the remaining $400 is expected to be recorded and filed during the fourth quarter of fiscal 2004, subject to the timing and nature of the determinations by the Internal Revenue Service and state taxing authorities.

Net income was $582 and $1,256, or $0.13 and $0.28 per diluted share, for the fiscal 2004 third quarter and the fiscal 2004 nine months, respectively, compared to $580 and $1,103, or $0.14 and $0.26 per diluted share for the fiscal 2003 third quarter and the fiscal 2003 nine months, respectively.

Liquidity and Capital Resources

As of November 30, 2003, the Company had working capital of $16,493, total cash and cash equivalents of $12,218, and accounts receivable net of reserves of $5,141.

Net cash provided by operating activities for the nine months ended November 30, 2003 and 2002 were $1,692 and $4,099, respectively. In fiscal 2003 the Company experienced large favorable cash flows associated with the Company’s receivables and inventory reduction efforts, and with the receipt of cash for multi-year, multi-site warranties for certain of the Company’s hearing systems in the Province of Ontario, Canada. Cash flow in these areas remains positive in fiscal 2004, but not at the levels generated in fiscal 2003. Additionally, cash flow in fiscal 2004 was unfavorably impacted by the reduction of accrued income taxes related to the recording of the historical tax credits discussed earlier in the Results of Operations section.

Net cash used in investing activities for the nine months ended November 30, 2003 was $166, compared to $500 used in investing activities for the nine months ended November 30, 2002. Approximately $291 of this $334 change was due to the liquidation of the cash surrender value for officers’ life insurance policies. The remainder is associated with a decreased level of capital expenditures and capitalized software development costs. No material capital expenditures are expected for the remainder of fiscal 2004.

Net cash provided by financing activities for the nine months ended November 30, 2003 was $14, related to the exercise of stock options. In November 2002, the Company’s Board of Directors authorized the repurchase of 250,000 of the Company’s shares of common stock, of which 80,700 have been acquired to date. No shares have been repurchased during the current fiscal year.

The Company has no interest bearing debt, and believes its liquidity and capital requirements for the foreseeable future will be satisfied by internally generated funds. The Company also has a $1,000,000 unsecured bank line of credit, all of which is currently available. Any borrowings under this line of credit would bear interest at the bank’s prime rate.

From time to time, the Company explores various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of Company securities. However, the Company currently has no agreements or commitments with respect to any particular transaction.

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

Currency exchange rate fluctuations have been and are expected to continue to be immaterial as the Company sells its products primarily in United States currency. Generally, less than $25 of the Company’s cash is in Israeli or Polish currency at any given time, with the remainder in U.S. currency, thus minimizing any exposure to currency exchange fluctuations on the Company’s cash balances.

The Company has not entered into any transactions using derivative financial instruments, and management believes that the Company’s exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

Item 4. Controls and Procedures

The Company completed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and acting Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that, as of November 30, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information the Company is required to disclose in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 30, 2003 relating to its release of quarterly results for the fiscal quarter ended August 31, 2003 (pursuant to Item 12 of Form 8-K).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 2004	By:	/s/ Gabriel Raviv
Gabriel Raviv,
Chairman and Chief Executive Officer
(principal executive officer)

Date: January 13, 2004	By:	/s/ Michael J. Hanley
Michael J. Hanley,
Acting Chief Financial Officer
(principal financial and accounting officer)