Form 10-K
period 2004-02-29
BIO LOGIC SYSTEMS CORP
filed 2004-06-01
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File No. 0-12240

BIO-LOGIC SYSTEMS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3025678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Bio-logic Plaza, Mundelein, Illinois	60060-3700
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 949-5200

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates as of August 29, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $20,479,081, based on the closing price of the registrant’s Common Stock as of such date reported by the NASDAQ National Market. Shares of the Registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the Outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 30, 2004, the issuer had 4,183,721 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2004 Annual Meeting of Stockholders scheduled to be held on July 22, 2004 are incorporated by reference into Part III.

PART I

Item 1. Business

This report contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report that could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward Looking Statements.”

We design, develop, assemble and market computer-based electro-diagnostic systems for use by hospitals, clinics, universities and physicians. We also sell disposable supplies for these systems, and perform service and repair activities either under warranty or as a fee for service. The principal procedures performed by our systems include automated auditory brainstem response testing, otoacoustic emissions testing used for infant hearing screening, evoked response testing used for hearing diagnosis, polysomnography (sleep apnea diagnostics), electroencephalography (EEG) for routine and long-term epilepsy monitoring, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as audiology, otolaryngology, neurology, pulmonology, anesthesiology and psychiatry to aid in diagnosis of certain neurological, sensory and psychiatric disorders, and to monitor brain function in the intensive care unit and operating room.

Bio-logic Systems Corp. was incorporated under the laws of the State of Delaware in July 1981 as a successor to an Illinois corporation formed in March 1979. The terms “Bio-logic Systems Corp.,” the “Company,” “we,” “us” and “our” as used in this report refer to Bio-logic Systems Corp., a Delaware corporation, and, unless we state otherwise or in the context otherwise required, its subsidiaries. Our executive offices are located at One Bio-logic Plaza, Mundelein, Illinois 60060-3700.

Financial Information About Segments

We operate in two business segments within the health care field: computerized medical electro-diagnostic products and systems; and related supplies, warranty, service and repair. Additional information regarding our reportable segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 11, “Segment, Customer and Geographic Information,” of the Notes to Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Electro-diagnostic Products and Systems—Overview

Our products and systems collect and analyze data typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders and hearing loss (including audiological and hearing screening and diagnosis).

Our systems are modular, consisting of PCs or PDAs purchased from third parties that interface with our proprietary software and peripheral devices. Any combination of available diagnostic tests can be included in a system, depending on the user’s specialty and requirements. We have developed software that enables medical personnel to administer diagnostic tests, control various aspects of testing, and record and process data generated by the tests, utilizing standard database formats. Our systems are intuitive by design, and do not require advanced computer skills on the part of the customer to operate, allowing users to test patients on a cost efficient basis. We view cost effectiveness and ease of operation as important competitive advantages of our systems.

The majority of our systems perform tests by means of sophisticated proprietary hardware and software. The display provides means for the operator to input information, test parameters or specify hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. Our systems can be expanded beyond the main system to include remote monitors or “universal review stations” that allow data collected on one system to be analyzed on another system in a location convenient to the physician. Because our systems are PC-based, the user’s PC can be converted into a universal reader for Bio-logic products just by loading our software, and can then be used in conjunction with a variety of commercially available programs, such as word processing and database management.

We incorporate recent advances in computer communications, networking and remote control into our products to allow our customers to view and control tests in real-time on a remote system. This is particularly useful for consultation during monitoring in the operating room, and in connection with tests performed at alternate sites outside the hospital. This environment also allows our customers to transfer test results, reports and patient information among different systems, review and analyze records stored in remote locations, and share archiving media (such as DVD) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of operations and minimize the need for our customers to purchase additional equipment. Our recently developed products take advantage of electronic component miniaturization, which has allowed us to develop more compact devices for ambulatory testing. These tests can then be reviewed on a reader station.

In addition to testing and monitoring patients, hospitals, universities, private clinics and physicians use our systems to conduct research. Bio-logic has a continuing program to develop new applications of electro-diagnostic testing.

Electrodiagnostic Products and Systems—Product Offerings

Hearing Screening and Diagnostic Products

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in all of these systems is either electrodiagnostic in nature or measures a response from the auditory system referred to as an otoacoustic emission (OAE), as discussed below.

Electrodiagnostic systems record electrical activity generated in the central nervous system. The test device delivers acoustic stimuli to the ears, and electrodes placed on the scalp record the brain’s electrical response. The most common auditory test performed with electrodiagnostic equipment is the auditory brainstem response (ABR) test. This test is used to screen for and define hearing loss characteristics, particularly for patients who cannot verbally respond reliably to standard behavioral tests of hearing. A technician with minimal training can effectively operate an instrument that performs an automated ABR screening test. The more advanced ABR techniques that either define the nature of the hearing loss, or that screen for other auditory abnormalities such as an acoustic tumor, require the expertise of an individual, usually an audiologist, having both extensive training and understanding of the technology being used, as well as the ability to interpret complex waveforms that represent the brain’s electrical activity.

Stacked ABR, a modification of the standard ABR measure, is a relatively new electrodiagnostic technique developed to improve the sensitivity of ABR as a screening tool for auditory nervous system abnormalities. Currently, patients suspected of having an acoustic tumor, for example, are routinely referred for expensive Magnetic Resonance Imaging (MRI) tests because a less expensive screening method that has acceptable sensitivity to the presence of small tumors is not available. Based on the research and clinical data collected so far, stacked ABR holds significant promise as a viable, sensitive screening tool for auditory nervous system abnormalities, such as small acoustic tumors.

Otoacoustic Emissions (OAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. OAE instrumentation introduces calibrated sounds into the patient’s ear and measures the acoustic response generated by cochlear outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures; patients with hearing losses due to cochlear dysfunction will have very small or absent OAEs. OAE testing requires very little patient preparation and usually can be completed in less than 30 seconds per ear, making this procedure a standard hearing screening test for patients of all ages. Additionally, OAE is commonly used as a verification test included as part of a complete diagnostic audiologic test battery.

In fiscal 2003, we continued to penetrate the infant hearing screening market with the introduction of the ABaer® Cub (the “Cub”), which couples our proprietary hardware to a standard personal digital assistant (PDA) device instead of a laptop or desktop computer. The Cub was based on a predecessor instrument, the ABaer®, which was introduced in August 2001. The Cub is more portable, entirely battery-operated and economically priced, meeting the needs of another segment of the newborn hearing screening market requiring portable devices. Both the ABaer and the ABaer Cub utilize automated ABR and/or OAE technology, and incorporate sophisticated signal detection methods so that the operator does not have to be skilled at data interpretation.

The M.A.S.T.E.R™ technology, introduced in fiscal 2003, showed impressive market acceptance for a new technology device during fiscal 2004. M.A.S.T.E.R is used to define the magnitude of hearing loss at specific frequencies, and is used on people who cannot actively participate in the testing process. It allows both ears to be tested simultaneously, and with multiple frequencies, thus defining hearing loss characteristics quickly. We plan to enhance our computer-assisted interpretation features to meet the expanding needs of hearing health caregivers who are involved in the follow-up of infants referred with the suspicion of congenital hearing loss.

We also continue to add functionality to our AuDX® product line. These hand-held devices, offered in a variety of configurations with different options, use OAE technology to rapidly screen for hearing impairment. These devices are suitable for use with newborns as well as older children and adults. We expanded the flexibility of these devices in fiscal 2003 by allowing two different OAE methodologies in the same AuDX unit.

In fiscal 2004, we phased in new proprietary hardware designs to replace virtually all the major components of our hearing systems. We updated our communication interface functionality from serial to USB, improved internal components, added infrared printing functions, and enhanced the design of the OAE probe and insert earphones.

Computerized Electroencephalograph (EEG)

We also design, manufacture and market a full line of computerized instruments (electroencephalographs) used to help diagnose the presence of seizure disorders, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases and metabolic disturbances that affect the brain, evaluate sleep disorders, and investigate periods of unconsciousness. This type of testing is also done to confirm brain death in a comatose patient. Our systems work by detecting and recording the brain’s tiny electrical impulses (EEGs). EEG recording is done by placing electrodes on a patient’s scalp over various locations of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists review and interpret the results.

Outpatient EEG testing is performed both in private physicians offices and hospital EEG labs, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEG and behavior is used to determine if surgical solutions would be safe and effective.

Our Ceegraph™ line of computerized EEG systems includes a broad range of products from software licenses and ambulatory monitoring systems, to advanced laboratory systems with multiple capabilities for EEG and long-term epilepsy monitoring of up to 128 channels, and powerful physician review stations with advanced quantitative EEG analysis capabilities.

Ceegraph Netlink™ is a proprietary “headbox,” which interfaces between the patient and computer. It incorporates recent advances in amplifier and ergonomic design. Recent innovations in electronics technology and advanced internet protocol (IP) data transmission enable Ceegraph Netlink to provide recordings of up to 32 channels of digital EEG data using Ethernet communication. Its custom cart allows the instrument to be moved easily and adjusted to the height and configuration needed.

Ceegraph XL is designed for use in long-term epilepsy monitoring applications. Its design allows labs to place amplifiers and recording PCs anywhere in the facility using Ethernet data transmission, eliminating commonly encountered connectivity and associated data quality issues. We offer three automated spike and seizure detection software options that assist in the identification of clinical events indicative of epilepsy: SmartTrack™, Stellate and Persyst. SmartTrack, developed through collaboration with Johns Hopkins Epilepsy Center, is used for automatic analysis of brain activity associated with seizure disorders. Its neural network-based detection algorithm uses learned data contained in a knowledge database, rather than simple rules, to better detect abnormal activity in the brain. Stellate Systems’ patented algorithms include newborn seizure, seizure onset, and state-dependent seizure detection. Persyst’s SpikeDetector is also a neural network algorithm that detects spikes and seizures in adults and children.

A digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain, is available for both Ceegraph Netlink and Ceegraph XL.

SmartPack™, a patented software option available with the Ceegraph line, is an innovative data compression process that reduces the size of data files by as much as 60%. Data compression is performed in real-time with no loss of information.

Universal Reader™ is a physician’s review station that permits fast and easy data analysis in a graphical format using Ceegraph software. BESA 2000 (BESA), research software from MEGIS Software GmbH (Germany), is an option on the Universal Reader available for testing hypotheses regarding the origin of abnormal EEG activity in the brain. BESA results can be visualized in the patient’s actual MRI, utilizing BrainVoyager™ software from Brain Innovation BV (Netherlands).

The Ceegraph Traveler® is a solid-state battery-operated ambulatory recorder for epilepsy monitoring that records continuous information from 24 channels and saves data on a removable flash card. Data can immediately be reviewed and analyzed by the Ceegraph analysis program and automatic spike and seizure analysis.

Computerized Polysomnography (Diagnostic Sleep Analysis)

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia and narcolepsy. Bio-logic offers a broad range of products for the contemporary sleep laboratory, including fully configured laboratory systems, portable systems, and ambulatory recorders for home monitoring. Our Sleepscan™ systems provide flexible report generation capabilities, expert analysis modules and many advanced features.

A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, EKG and other parameters. These recordings result in over 1,000 pages of data that must be reviewed, analyzed, scored by a specialist, and summarized in a report—typically costly and time-consuming process. Bio-logic’s Sleepscan system stores all of this information digitally and provides time-saving features and software for acquiring and analyzing this data. Its flexibility enables the user to specify rules and personal preferences to be used during analysis. Once these rules and preferences are set, the system can then rapidly perform this analysis, summarizing the results graphically and incorporating them into a readily-available detailed report. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and then reanalyze the data. We offer a Sleepscan Netlink™ console system, as well as a portable Sleepscan laptop system, both with 40-channel recording capability and built-in oximeter.

Sleepscan console and laptop products feature the Netlink data acquisition system, which incorporates recent developments in superior amplifiers for sleep analysis. In addition to excellent signal quality, the Sleepscan Netlink headbox includes a built-in oximeter (a device that measures the oxygen content in the blood), and allows the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room. Sleepscan Netlink also offers a convenient electrode test device for quality control.

Our Traveler® is a solid-state, battery-operated ambulatory recorder for sleep and epilepsy monitoring designed for home studies. It records continuous information on 8, 19 or 27 channels for sleep, and 16, 18 or 24 channels for EEG applications. The data, which is saved on a flash card for easy access, can be immediately reviewed and analyzed using our Sleepscan or Ceegraph analysis program.

Bio-logic also provides a complete line of consumables and accessories for the polysomnography laboratory. Our Airflow Pressure Transducer provides an alternative to the current airflow monitoring devices that use changes in temperature as an indicator. It detects airflow by pressure changes so it can detect shallow breathing, where temperature related transducers remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

In February 2003, Bio-logic introduced a new version of Sleepscan analysis software with several important new features, including both pediatric and adult programs. It is capable of analyzing data and calculating a respiratory disturbance index (RDI) as patient information is being acquired. Other enhancements include broader report generation capabilities and improved graphics, making the system more intuitive and easier to use.

Supplies, Warranty, Service and Repair—Overview

We sell disposable products to our installed customer base as well as to owners of our competitors’ systems. Certain proprietary hearing products such as the Ear Muffin™ transducer are the basis for much of the revenue and profit growth in this segment. In addition to the one-year warranty that is provided as part of purchasing our electrodiagnostic systems, we offer our customers extended warranties up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty. Finally, a small part of our revenue comes from Small Business Innovative Research (SBIR) governmental research grants from the National Institute of Health.

Revenue Components by Segment

The following table shows our revenue contribution by segment for the last three fiscal years:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Electrodiagnostic products and systems	72%	75%	85%
Supplies,warranty, service and repair	28%	25%	15%

Total	100%	100%	100%

Product Development

We focus most of our research and development (R&D) on the development of new products for our core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are developed based on the reviews and suggestions of our customers. We reported $5.2 million, $4.9 million and $3.7 million in research and development expenses during fiscal 2004, 2003 and 2002, respectively. These expenditures are exclusive of $0.1 million, $0.4 million and $0.9 million in fiscal 2004, 2003, and 2002, respectively, of capitalized software development costs (net of amortization) associated with the significant software development that has resulted in new functionality in our hearing and neurology products.

In the digital EEG market, our new Ceegraph Vision product family offers updated software capabilities and features to the Ceegraph product line. These Windows-based products are intended to meet the expanding needs of the digital EEG and long-term EEG monitoring markets, from small, portable applications (Ceegraph/Sleepscan Traveler, Bio-logic’s 24-channel ambulatory system) to large, powerful systems having up to 128 acquisition channels with patient digital video and many automatic analysis features. New software features include enhanced video control and graphical user interaction, improved file conversion, file sharing and compatibility with other standard file formats, and many new analysis enhancements. More powerful computers have allowed us to design more portable packaging options for added performance, flexibility and convenience.

Our Sleepscan Vision systems for computerized polysomnography have had many new analysis features added to their extensive list of functions, including completely new graphical user interfaces, user-defined customization capability, pediatric analysis functions, and customizable reports. Also, the new Sleepscan systems are Windows 2000 and XP compatible.

Major improvements and feature additions have also been made to our audiology market offerings. Our ABaer Cub product offers both the Distortion Product Otoacoustic Emissions (DPOAE) and Transient Evoked Otoacoustic Emissions (TEOAE) tests, along with the ABR screening functions of the original ABaer, using a PDA device with a proprietary portable, battery-operated unit. This and other packaging and printing options enhance ease of use. The Auditory Evoked Potential (AEP) diagnostic product family has continued to evolve, with enhancements to the M.A.S.T.E.R system and Navigator Pro Stacked ABR, and the completely new Windows version of AEP. We believe that the ABaer and Navigator Pro portable products have achieved significant market success because of their extensive set of easy-to-use features, dependable performance and functional expandability. These two products are used together to perform a complete range of auditory testing, from fast and accurate screening of newborn infants to in-depth diagnostic testing for patients of all ages.

For the neurology markets, which include both EEG (Ceegraph) and Sleep (Sleepscan), new developments have added expanded operating system compatibility and many software features that include higher data sampling rates, new user interface enhancements, and overall improved reliability and performance. Both products are now fully compatible with the Windows 2000 and XP operating systems. New software features include a revised Summary Window that displays patient events (such as seizures) over long periods of time all on one screen, improved user queries for generating reports, enhancements to the patient database system, automatic system recovery from power failure or halts, and file sharing features.

As the U.S. hearing screening market continues to decline and become a replacement market, with an estimated 85% of the estimated 4 million newborns now being screened, our product development focus in this area for the future will be on diagnostic product for babies referred for further testing after initial screening, such as M.A.S.T.E.RTM that has gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant.

Additionally, we continue to improve our Ear MuffinTM, with the recent introduction of HALO, designed as an equivalent replacement with the Natus® Flexicoupler® disposable.

We expect to continue incurring significant research and development expenditures in connection with the introduction of new products and new models, as well as upgrades of our existing products. Additionally, from time to time we may seek to license or acquire complementary technologies from third parties.

Sales and Marketing

Our marketing efforts in both our segments are directed at medical practitioners, hospitals and clinics. Sales are presently conducted by sales representatives and independent dealer organizations covering the United States and Canada. Some of these dealers may also represent other companies offering competing products. We also have arrangements with foreign distributors to sell our products overseas, including the European, Middle Eastern, Far East, South American and Latin American markets. During each of the last three fiscal years, no one customer or distributor accounted for over 10% of the Company’s revenues.

In April 2001 we signed two contracts with Novation, the supply company of the Volunteer Hospital Association (VHA) and University Health Systems Consortium (UHC), as a dual-source supplier for neurodiagnostic and hearing assessment systems to its 2,200 hospital and health system members. These new three-year contracts with Novation cover its EEG, epilepsy monitoring, surgery monitoring and sleep study systems, as well as products for screening and diagnosis of hearing disorders. These contracts are currently being renegotiated, and in the mean time have been extended through most of fiscal 2005.

In March 2002 we signed contracts with Direct Medical/Managed Healthcare Associates (MHA) to supply hearing products, and with Shared Services for products in both the hearing and neurology/sleep areas.

In May 2002 we signed a three-year contract with Broadlane to supply various hearing products. Broadlane includes 460 active hospitals and encompasses Kaiser Permanente, Tenet Healthcare and many others.

In June 2003 we signed a three-year contract with Consorta, Inc., naming us as the sole-source provider for hearing screening equipment and supplies to its 450 acute care facilities.

In April 2004 we renewed and expanded our contract with Premier Inc., one of the nation’s largest healthcare alliances, as a multi-source supplier for neurodiagnostic products to its 1,800 hospital and health system members. Our three-year contract with Premier includes epilepsy monitoring and sleep diagnostic systems, in addition to the neurodiagnostic products previously under contract.

To demonstrate, promote and market its systems, we sponsor our own educational and sales oriented seminars throughout the United States, and also attend seminars and trade shows organized by others. During fiscal 2005 we plan to build on our role as the industry educator for our hearing products and systems by creating Audiology Centers for Excellence, or A.C.E. These centers could represent new partnerships between academia, clinical practitioners, and industry, which we envision being a combination of lecture, didactic labs, and student and peer education. Our goal is to establish 8–10 centers nationally over the next two years. Additionally, we have begun to conduct floor education at tradeshows that can fulfill continuing education requirements at our major conventions. Other selling and marketing programs include sales and product brochures, advertising and direct mail programs. Our inside sales representatives work to generate and follow up on leads, and provide overall assistance in the sales process for systems and disposable products.

Foreign Sales and Purchases

Although we have overseas operations in Israel and Poland that support proprietary component production and research and development activities, all of our revenue is generated from shipments originating in the United States.

During fiscal 2004, our export sales (excluding Canada) were $5.5 million, or approximately 20% of net sales, compared to $4.7 million, or approximately 16% of net sales, in fiscal 2003, and $4.0 million, or approximately 13% of net sales, in fiscal 2002. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our foreign operations. In addition, selected financial data by geographic area is available in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are required to obtain export licenses for some system sales to certain foreign countries.

We also purchase components from third-party sources in other countries.

Customer Training, Support and Maintenance

In connection with the purchase of a system, our independent domestic dealers’ sales representatives (or our own field support representative if the sale is made by our direct sales force), will typically train the customer’s medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. Phone-based support is provided 24 hours a day by a dedicated group of clinical and information systems specialists. Foreign sales are supported by the Company’s foreign distributors who are provided periodic training and support. Our practice is to offer a one-year limited warranty at no additional charge on our software and equipment for parts and labor. We have experienced satisfactory field operating results, and warranty expense has been insignificant to date. The manufacturers of the computers used in our systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, we offer our customers service and extended maintenance agreements for an additional fee; to date, these fees have been minimal. We also sell version upgrades to our software to existing customers for a minimal fee.

Assembly, System Hardware and Sources of Supply

We assemble our systems by integrating computers, monitors, printers and certain standard components produced by other manufacturers, with peripherals and other hardware, including circuit boards, and certain electronic components that we have manufactured and software packages that we have developed. Our systems include PCs, printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. We purchase computers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in our systems are available from a number of suppliers. We perform 100% quality control and testing procedures on all systems prior to delivery.

Patents and Trademarks

We currently own eight patents protecting certain aspects of our proprietary product systems and disposable hearing products. We continue to expand our intellectual property portfolio and have applied for nine additional patents currently under review by the U.S. Patent and Trademark Office. There can be no assurance that these patents will afford any commercial benefits. Our trademarks include Bio-logic®, AuDX®, ABaer®, M.A.S.T.E.R™, Ear Muffin™, Stacked ABR™, Ceegraph™, Sleepscan™, TreeTip®, Scout®, Navigator®, Brain Atlas® and Traveler®. We also have developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges as confidential proprietary material. We believe that, in the age of rapidly changing technology, our continued success is primarily dependent upon the technical competence and creative skill of our personnel, rather than on patents, copyrights or other proprietary rights.

Competition

We compete with a number of entities offering systems that perform similar diagnostic tests. Some of our principal competitors in the neurology and sleep monitoring business are substantially larger and have more marketing personnel and greater technical resources than we: they include Nicolet Instrument Corporation (a unit of Viasys Corporation), ExcelTech, Nihon-Kohden Corporation, Grass Telefactor (a subsidiary of Astro-Med Corporation), Oxford Instruments, Mallinckrodt, Inc. (a subsidiary of Tyco), and Caldwell Laboratories, Inc. In the hearing area, our principal competitors include Natus Medical, Inc., GSI (a division of Nicolet Instrumentation Corp., a unit of Viasys Corporation) and Madsen Electronics. We believe our competitive strength lies in the range and quality of our software and hardware, the breadth and quality of our disposable products offering, and the cost effectiveness of our integrated systems. Another major competitive advantage is our ability to tailor systems to a customer’s particular diagnostic and data processing requirements.

Government Regulation

Our products are generally subject to government regulation by the United States Food and Drug Administration (FDA) and accordingly, unless determined to be exempt, are subject to the FDA’s Premarket 510(K) clearance procedures.

Under FDA regulations, a medical device is classified as either a Class I device, which is subject only to general control provisions; a Class II device which, in addition to applicable general controls, will be made subject to future performance standards developed by the FDA, or a Class III device which, in addition to applicable general controls, is subject to FDA premarket approval.

Our systems have been classified as Class II medical devices as such term is defined in the regulations promulgated by the FDA. We have filed the appropriate 510(K) applications (notifications of intent to market) with the FDA, and continue to advise the FDA as modifications and additions are made to our systems.

In addition, all manufacturers of medical devices are required to register with the FDA and to adhere to certain “good manufacturing practices” and “good laboratory practices,” which prescribe recordkeeping procedures and provide for the inspection of facilities.

Backlog

Our backlog is generally all related to our manufactured systems. Production time varies from a few days to a few weeks, depending on the complexity of the system. Systems backlog was $1.6 million at April 30, 2004, compared to $0.8 million on April 30, 2003.

Employees

As of February 29, 2004, we had 121 full-time employees. Our business is dependent in part upon our ability to recruit and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

Available Information

We maintain an Internet web site at http://www.blsc.com that includes our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. They are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Alternatively, all materials that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information related to the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in “Risk Factors” below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business

We face aggressive competition in many areas of our business, and our business will be harmed if we fail to compete effectively.

We encounter aggressive competition from numerous companies in many areas of our business. Although we believe that our products currently compete favorably, we cannot give assurance that we can maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we have, and we may not be able to compete effectively with them. To remain competitive, we must develop new products and periodically enhance our existing products. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines may be threatened by new technologies or market trends that reduce the value of our product lines.

Demand for some of our products depends on the capital spending policies of our customers. Changes in these policies could negatively affect our business.

A majority of our customers are hospitals, physician offices and clinics. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors can have a significant effect on the demand for our products.

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our revenue and gross profits from these sales.

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

The complexity presented by international operations could negatively affect our business.

International revenues account for a material portion of our revenues. International revenues (excluding Canada) from continuing operations, accounted for approximately 19% of our total revenues in fiscal 2004 and 16% of our total revenues in fiscal 2003. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

•	Foreign laws may limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that adversely affect our business, such as manufacturing and selling competing products.

•	Fluctuations in currency exchange rates have, on occasion, forced us to lower our prices, thereby reducing our margins for some of our products.

•	If we fail to obtain and maintain necessary foreign regulatory approvals in order to market and sell our products outside of the U.S., we may not be able to sell our products in other countries.

•	Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated.

Other risks that could affect our international business include:

•	The impact of possible recessions in economies outside the U.S.

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad.

•	Dependence of demand for our products on health care spending by foreign governments.

•	Greater difficulty in accounts receivable collection and longer collection periods.

•	Reduced acceptance of our products and systems due to language translation concerns.

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions.

•	A strengthening of the dollar that could make our products less competitive in foreign markets, because our sales contracts call for payment in U.S. dollars.

Our business could be harmed if our competitors establish cooperative relationships with large medical device vendors or rapidly acquire market share through industry consolidation.

We expect that the medical device industry will continue to consolidate. Large medical device vendors may acquire or establish cooperative relationships with our current competitors, or new competitors or alliances among competitors may emerge and rapidly acquire significant market share, either of which would harm our business and financial prospects.

Our financial results could be negatively impacted by an unfavorable settlement of an outstanding medical insurance claim.

We have a self-funded medical plan with stop-loss insurance for our employees. We currently carry a $526,000 receivable on our balance sheet related to a claim incurred by one of the plan’s participants. We have paid the medical providers, and they are currently in the process of seeking reimbursement from Medicare. The amount not paid by Medicare would then be collected from our stop-loss insurance carrier. It is possible that we will be reimbursed for the full amount of this receivable. However, if we subsequently determine that the carrying value of this asset needs to be reduced or written off completely, this will have a material unfavorable impact on future operating results.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

We contract with third parties for the supply of some of the components used in our products and in the production of our disposable products. The lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. Some of these suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products.

Additionally, replacement or alternative sources might not be readily obtainable due to regulatory requirements and other factors applicable to our manufacturing operations. Incorporation of components from a new supplier into our products may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we cannot be assured that we would be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would harm our product sales and operating results.

Finally, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture the affected product.

Our ability to market and sell our products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business.

Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. Unless an exemption applies, each medical device that we seek to market in the U.S. must first receive 510(k) premarket clearance pursuant to Section 510(k) of the Food, Drug, and Cosmetics Act of 1938, as amended. The principal risks that we face in obtaining and maintaining the regulatory approvals necessary to market our products include:

•	The approval process for medical devices in the United States and abroad can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, lengthy and uncertain. Premarket approval generally takes one to three years, but can take even longer. We cannot assure you that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market. As a result, we may expend substantial resources in developing and testing a new product but fail to obtain the necessary approvals or clearances to market or manufacture the product on a timely basis, if at all. Furthermore, if the FDA concludes that these future products using our technology do not meet the requirements to obtain 510(k) clearance, we would have to seek premarket approval. We cannot assure you that the FDA will not impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from our business.

•	When we modify a medical device for which we have received marketing approval, we must determine whether the modification requires us to seek new regulatory approvals. If the FDA or other regulatory agency does not agree with our determination, we may be prohibited from marketing the modified device until we receive the requisite regulatory approval or clearance. In addition, the FDA actively enforces regulations prohibiting marketing of devices for uses that have not been cleared or approved by the FDA.

If we fail to comply with applicable regulations, we could be subject to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspension of production, operating restrictions or limitations on marketing, refusal of the government to grant new clearances or approvals, withdrawal of marketing clearances or approvals and civil and criminal penalties.

Other regulating legislation other than FDA to which our business is subject to includes the Evironmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these acts.

Our operating results could suffer if future changes in technology or market conditions result in adjustments to our recorded asset balance for intangible assets.

We currently carry approximately $1.6 million of intangible assets on our books, the most significant of which relates to internally-developed software development costs. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions over which we have no control where our products are no longer competitive.

We may not be able to protect our intellectual property rights and, as a result, we could lose competitive advantages that could adversely affect our operating results.

Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to eight U.S. patents. There can be no assurance, however, that we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own; any patents issued to us will provide us with competitive advantages or that the patents or proprietary rights of others will not have an adverse effect on our ability to do business; others will not independently develop similar products; others will not design around or infringe such patents or proprietary rights owned by or licensed to us; and any patent obtained or licensed by us will be held to be valid and enforceable if challenged by another party.

Although we endeavor to protect our patent rights from infringement, we may not be aware, or become aware, of patents issued to our competitors or others that conflict with our own. Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a materially adverse effect on our competitive position. In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving, holders of such conflicting patents or competing products. Such litigation or proceedings may have a materially adverse effect on our competitive position, and there can be no assurance that we will be successful in any such litigation or proceeding. Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

We rely on proprietary know-how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our technologies. Such methods may not afford significant protection to us, and may not be able to adequately protect our trade secrets, or to ensure that other companies would not acquire information that we consider proprietary.

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products.

The development and acquisition of additional products and technologies, and the improvement of our existing products requires significant investments in research and development. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Our business is likely to be adversely affected if we are unable to retain our senior executive officers and key business and technical personnel.

We are dependent upon the services of our senior executives, in particular Gabriel Raviv, our Chief Executive Officer, and other key business and technical personnel. We do not maintain key-man life insurance on our senior executives. The loss of the services of Mr. Raviv or any other senior executive or key employee could have a material adverse effect on us. Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as ours. Competition for the type of highly skilled individuals sought by us is intense. There can be no assurance that we will be able to retain existing key employees or that we will be able to find, attract and retain skilled personnel on acceptable terms.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose licenses that are important to our business.

We license rights to products and technology that are important to our business and we expect to enter into additional licenses in the future. Under these licenses, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we develop.

We may be unable to successfully develop and/or commercialize our new and existing products.

The successful development and commercialization of new products will depend upon our ability to obtain regulatory approvals. If we are unable to obtain these approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products, we may have difficulty in bringing these products to market. In addition, once our products are brought to market, their shipment may be delayed or the products may have to be discontinued based on design, mechanical, software, regulatory or other issues. These matters may adversely affect our business and reputation.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.

The sale and use of our products could lead to the filing of product liability claims by persons claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim brought against us, with or without merit, could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. Our product liability insurance may not be adequate to protect our assets from the full financial impact of defending a product liability claim. These claims could increase our product liability insurance rates or prevent us from securing any coverage in the future.

Risks Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	Our ability to meet or exceed our own forecasts or expectations of analysts or investors.

•	Quarter to quarter variations in our operating results.

•	Announcements regarding clinical activities or new products by us or our competitors.

•	General conditions in the medical device industry.

•	Changes in our own forecasts or earnings estimates by analysts.

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies.

•	General economic conditions.

In addition, the market for our stock may experience price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchased them. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, with or without merit, we could incur substantial cost, and our management’s attention and resources could be diverted from our business.

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of May 28, 2004, our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially owned in the aggregate approximately 44% of our outstanding common stock. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

Provisions of our amended certificate of incorporation, by-laws and Delaware law, and an agreement among certain stockholders and the Company, may discourage a third party from acquiring us.

Provisions of our amended certificate of incorporation, by-laws and Delaware law, including provisions providing for a staggered board of directors, as well as an agreement among certain stockholders and the Company granting those stockholders rights of first refusal in the event that one or more of such stockholders either obtains a written bona fide offer from a third party to sell or transfer any of their shares of our Common Stock, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item 2. Properties

Our headquarters and manufacturing operations used by both of our business segments are located in a 26,000 square foot facility built by the Company on 20 acres in Mundelein, Illinois. We own the building and property. Additionally, our electrodiagnostics products and systems segment leases three offices overseas with current annual rents of approximately $94,699, $18,888 and $6,840. We believe that these facilities are adequate to perform our production, research and development, and general and administrative activities for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2004 to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Securities

Bio-logic Systems Corp. trades on the Nasdaq stock exchange under the symbol “BLSC.” The high and low closing prices of our common stock as reported in the consolidated transaction reporting system are as follows:

	High	Low
Fiscal Year Ended February 29, 2004:
1st Quarter	$5.13	$4.29
2nd Quarter	5.33	4.55
3rd Quarter	5.99	4.69
4th Quarter	6.63	5.46

	High	Low
Fiscal Year Ended February 28, 2003:
1st Quarter	$5.05	$4.35
2nd Quarter	4.74	4.06
3rd Quarter	4.30	3.25
4th Quarter	5.00	3.81

Approximate Number of Equity Security Holders

As of April 24, 2004, there were approximately 226 record holders of our Common Stock. We believe, based on our last ADP search, there are in excess of 1,500 beneficial owners of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock, and we intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The selected information presented below summarizes certain financial data and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Fiscal Years Ended the Last Day of February,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net sales	$28,101	$29,264	$29,858	$24,122	$26,391
Operating income (loss)	1,811	1,998	2,351	(221)	2,781
Net income	1,882	1,450	1,502	449	2,163
Net income per share—basic (1)	0.45	0.35	0.36	0.11	0.54
Net income per share—diluted (1)	0.42	0.34	0.35	0.11	0.52
Shares outstanding (1)	4,446,730	4,317,556	4,350,720	4,259,453	4,180,094
	The Last Day of February,
	2004	2003	2002	2001	2000
	(in thousands)
Working capital	$16,712	$14,804	$13,986	$12,691	$12,431
Total assets	27,194	25,190	22,942	20,123	19,168
Long-term debt	—	—	—	—	140
Total liabilities	6,915	6,904	5,753	4,495	4,127
Stockholders’ equity	20,279	18,286	17,189	15,628	15,041

(1)	Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Item 1. Business—Risk Factors” in this Annual Report on Form 10-K. See “Item 1. Business—Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a healthcare technology company operating in two segments: computerized medical electro-diagnostic products and systems; and related supplies, service, warranty and repair. Our customers are generally hospitals, clinics, universities and physicians. Our systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss (including audiological and hearing screening and diagnosis).

Our electro-diagnostic products and systems segment accounted for over 70% of our total net sales in the fiscal year ended February 29, 2004, consistent with the historical contributions of this segment to our total net sales. System sales typically represent capital expenditures on the part of our customers. The U.S. hearing screening market continues to decline and become a replacement market, with an estimated 85% of the estimated 4 million newborns now being screened. Our focus for these systems will be on diagnostic products for babies referred for further testing after initial screening, such as M•A•S•T•E•RTM that has gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant. The EEG market for short-term EEG and long-term monitoring is essentially flat, with significant competition from a feature and technology point of view. Our sleep diagnostic products and systems are in a growing market, for sleep apnea monitoring. We have experienced some price erosion in sleep diagnostic systems as a result of the strong competition in this area. The timing on system sales can be affected by many factors, including features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one quarter to the next.

Our supplies, warranty, service and repair segment sells disposable products to our installed customer base as well as to owners of our competitors’ systems. Certain proprietary hearing products such as the Ear Muffin™ transducer are the basis for much of the revenue and profit growth in this segment. We experience intense competition related to our Ear MuffinTM products, which are designed for use on Bio-logic’s systems, as well as for use as an equivalent product to replace the Natus® Flexicoupler® disposable. In addition to the one-year warranty that is provided as part of purchasing our electrodiagnostic systems, we offer our customers extended warranties up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty. We also generate a small part of our revenue from governmental research grants.

Critical Accounting Policies and the Use of Estimates

Our “critical accounting policies” are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. They are not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition, inventory valuation and the capitalization of software costs.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, Software Revenue Recognition; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty. All sales are final; there is no general right for a customer, dealer or distributor to return our products. Any exception regarding product returns requires senior management approval. A small sales reserve exists to cover potential future product returns, as well as unperformed set-up and training.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions, and the financial condition of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Inventories, consist principally of components, parts, supplies, and demonstration equipment, and are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for unmarketability, equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to proprietary nature of many of our raw materials and components, we generally do not sell excess or absolete inventory to third parties. Demonstration inventory is sold at a discount, thus generating similar margins to new systems sold.

Capitalization of Software Costs

Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation, and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. See Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which provides a summary of our significant accounting policies.

Dollar amounts in the following discussion are in thousands except for per share amounts.

Results of Operations

Fiscal 2004 Compared To Fiscal 2003

Worldwide net sales for fiscal 2004 were $28,101, a 4% decrease from fiscal 2003 sales of $29,264. Our domestic net sales, which include sales in Canada, were $22,624 for fiscal 2004, or 81% of our total net sales. This represents an 8% decrease from $24,560, or 84% of total sales, in fiscal 2003. Domestic electro-diagnostic products and systems sales decreased 12% over fiscal 2003. We experienced domestic sales declines in our neurology, sleep and hearing screening products, due to heightened competitive activity and longer decision making cycles for large capital projects in hospitals, and to a maturing domestic market for hearing screening. Our hearing diagnostic product family experienced significant growth domestically, led by our Navigator® Pro product featuring our M.A.S.T.E.R™ technology. Our domestic supplies, service, warranty, and repair sales increased 5% over fiscal 2003, primarily in the supplies area.

International sales represented 19% of our net sales in fiscal 2004, compared to 16% in fiscal 2003. International sales of $5,476 were up 16% from $4,704 in fiscal 2003. International electro-diagnostic products and systems increased 13%, reflecting strong hearing screening and diagnostic markets in Europe and South America. Also, international sales in the supplies/warranty/service/repair area were up 30% over fiscal 2003, due primarily to increased supply sales.

Gross margins for fiscal 2004 improved to 68.2% from 67.2% in fiscal 2003, primarily the result of sales mix changes to our more profitable products within our electro-diagnostic products and systems segment, and to a lesser degree the result of favorable sales mix changes in the supplies/warranty/service/repair segment, mainly a result of our sales and marketing efforts on our higher margin proprietary disposable supplies.

Effective in the fourth quarter of fiscal 2004 we began recording royalty and intangible amortization expenses in cost of sales rather than in research and development. The total dollar amount was not material enough to require a restatement of these these expenses from the earlier quarters of the fiscal year. We anticipate that our fiscal 2005 gross margins will be reduced by 2-3 percentage points, with an offsetting reduction in our research and development expenses.

Selling, general and administrative (SG&A) expenses for fiscal 2004 were $12,189, 5% lower than the fiscal 2003 level of $12,786. As a percentage of net sales, at 43%, SG&A expenses in fiscal 2004 were essentially flat to the fiscal 2003 level of 44%. The reduction in SG&A expenses in fiscal 2004 was primarily due to reductions of approximately $500 in selling expenses, approximately $300 in consulting expenses and reductions of doubtful account provisions, partially offset by an increase in expenses of approximately $200 related to seminars and tradeshows.

We have a self-funded medical plan with stop-loss insurance for our employees. We currently carry a $526,000 receivable on our balance sheet related to a claim incurred by one of the plan’s participants. We have paid the medical providers, and are currently in the process of seeking reimbursement from Medicare. The amount not paid by Medicare would then be collected from our stop-loss insurance carrier. It is possible that we will be reimbursed for the full amount of this receivable. However, if we subsequently determine that the carrying value of this asset needs to be reduced or written off completely, this will have a material unfavorable impact on our SG&A expenses.

Research and development (R&D) costs for fiscal 2004 were $5,169, a 6% increase over the fiscal 2003 level of $4,884. As a percent of net sales, fiscal 2004 R&D expenses were 18%, compared to 17% in fiscal 2003. The increase in fiscal 2004 expenses was predominantly due to an approximately $400 reduction in the level of net capitalized research and development costs, partially offset by a reduction of approximately $100 in consulting expenses. We capitalized $275 of software development costs in fiscal 2004, compared to $586 in fiscal 2003. Additionally, our fiscal 2004 amortization expense related to these software development costs increased to $282 in fiscal 2004 from $172 in fiscal 2003, due to having a greater amount of the capitalized R&D placed in service and subject to amortization. Also, in the fourth quarter of fiscal 2004 we began recording royalty expense and intangible amortization expenses, previously recorded in R&D, into cost of sales. The fiscal 2004 fourth quarter impact of that change was a $119 reduction in R&D.

We had operating income in fiscal 2004 of $1,811, compared to $1,998 in fiscal 2003. The decrease was due primarily to lower sales volume ($782) and lower net capitalized software development costs ($432), partially offset by improved gross margins ($282) and reduced operating expenses ($745).

We had net interest income of $127 in fiscal 2004, an increase over the $112 level reported in fiscal 2003, due primarily to higher cash balances.

We recorded an income tax provision in fiscal 2004 of $62, compared to $656 in fiscal 2003. Our effective tax rate in fiscal 2004 was 3%, compared to 31% in fiscal 2003. The decrease in the fiscal 2004 tax rate was predominantly due to our recording a favorable $432 adjustment related to historical Federal tax refunds for research and experimentation (“R&E”) expense, and an additional $100 estimated R&E credit for fiscal 2004.

Net income for fiscal 2004 was $1,882, compared to $1,450 in fiscal 2003. Diluted earnings per share (EPS) for fiscal 2004 were $0.42, compared to fiscal 2003 EPS of $0.34. The increase in EPS was due to the increased net income, partially offset by a reduction in outstanding shares. Net income increased due to improved margins, an overall reduction in operating expenses and favorable income tax adjustments, partially offset by the reduction in net sales.

Fiscal 2003 Compared To Fiscal 2002

Worldwide sales for fiscal 2003 were $29,264, a 2% decrease from fiscal 2002 sales of $29,858. Domestic sales, which include Canada, were $24,560 for fiscal 2003, or 84% of our total sales. This represents a 5% decrease from $25,863, or 87% of total sales, in fiscal 2002. Domestic electro-diagnostic products and systems decreased 17% in fiscal 2003 from fiscal 2002, primarily due to a $4.5 million one-time sale of hearing screening and diagnostic products to the Province of Ontario, Canada in fiscal 2002. Market conditions affecting the industry’s capital purchasing patterns on some products and systems, as well as a maturing domestic market for others contributed to lower product and systems sales. Although we experienced sales reductions in systems and products, there was significant, but not offsetting, growth in our supplies, warranty, service and repair sales segment, especially of our disposable hearing supplies, almost doubling the amount of hearing supply sales from fiscal 2002 levels. Warranty and service revenue also showed strong improvement in this area over fiscal 2002, due to a higher installed base of our systems.

International sales represented 16% of our sales in fiscal 2003, compared to 13% in fiscal 2002. Sales of $4,704 were up 18% from $3,995 in fiscal 2002, reflective of a strong market for our hearing diagnostic products in Europe and South America. International sales of our Navigator Pro product line more than doubled over the fiscal 2002 level. We also had strong sales internationally in fiscal 2003 in the supplies, warranty, service and repair area, more than doubling the sales volume experienced in fiscal 2002.

Gross margins for fiscal 2003 improved to 67.2% from 63.4% in fiscal 2002. This improvement was primarily the result of our recording of a one-time inventory obsolescence charge of approximately $1 million in fiscal 2002, due to accelerated obsolescence of older technology resulting from rapid customer acceptance of new product releases.

Selling, general and administrative (SG&A) expenses for fiscal 2003 were $12,786, essentially flat to the fiscal 2002 level of $12,840. As a percentage of sales, SG&A expenses were 44%, a slight increase over 43% for fiscal 2002. Reduced selling expenses in fiscal 2003 were partially offset by increased audit, legal and consulting expenses.

Research and development (R&D) costs for fiscal 2003 were $4,884, a 31% increase over the fiscal 2002 level of $3,737. As a percentage of net sales, fiscal 2003 R&D expenses were 17%, compared to 13% in fiscal 2002. Approximately $600 of the increase over fiscal 2002 related to our continued investment in development activities; the remaining $500 resulted from a reduction in net capitalized costs compared to fiscal 2002, when we capitalized $910 of R&D expenses related to significant software development in its neurology and sleep product lines. Most of the capitalizable costs related to these projects occurred in fiscal 2002, with the remaining portions of work being capitalized at a lesser level in fiscal 2003. Fiscal 2003 capitalized R&D costs were $585 relating to the continued development of fiscal 2002 projects, and to development costs for the M.A.S.T.E.R™ hearing diagnostic product and other hearing products not yet brought to market. Additionally, we had increased amortization expenses in fiscal 2003 as a result of the capitalization of software development costs that occurred at the end of fiscal 2002.

For fiscal 2003 we had operating income of $1,998, compared to $2,351 in fiscal 2002. The decrease was due primarily to lower sales and increased R&D expenses, partially offset by improved gross margins.

We had net interest income of $112 in fiscal 2003, down from $191 in fiscal 2002, principally due to lower interest rates on invested funds.

We recorded an income tax provision in fiscal 2003 of $656, compared to $967 in fiscal 2002. The effective tax rate was 31%, compared to 39% in fiscal 2002. The decrease in the fiscal 2003 tax rate resulted primarily from an increase in the rate used to determine foreign deferred tax assets incorporated into the determination of currently taxable income. The deferred tax assets related to foreign taxable income increased due to the end of the tax holiday in certain jurisdictions, and the deferred assets will be realized at higher rates. These items depreciated a one-time favorable adjustment to the tax rate and have not been a contributing factor to effective tax rates in future years. The tax holiday ended December, 2002. The incorporation of the foreign deferred tax assets had a favorable $84 impact on the fiscal 2003 tax rate, equating to approximately $0.02 per diluted share.

Net income for fiscal 2003 was $1,450, compared to $1,502 in fiscal 2002. Diluted earnings per share (EPS) for fiscal 2003 were $0.34, compared to fiscal 2002 EPS of $0.35. The reduction of EPS was due to lower net income, partially offset by a reduction in outstanding shares from the purchase of treasury stock. Net income decreased due to lower sales, and increased spending and lower levels of capitalized costs in R&D, partially offset by improved margins and favorable income tax adjustments.

Liquidity and Capital Resources

As of February 29, 2004, we had working capital of $16,711, compared to $14,804 at February 28, 2003. Total cash and cash equivalents increased $2,072, from $10,678 at February 28, 2003 to $12,750 at February 29, 2004.

Net cash provided by operating activities during fiscal 2004 was $2,675, compared to $5,653 in fiscal 2003, primarily due to higher net income and reduced inventory levels, offset by an increase in accounts receivable due to high sales levels in the fourth quarter, a decrease in accounts payable due to differences in the timing of year-end disbursements, and lower accrued income taxes related to the tax credits for prior years filed and recorded in the current year.

Net inventory of $1,908 at the end of fiscal 2004 was $1,153, or 38%, lower than net inventory in fiscal 2003. Much of this reduction was due to the high level of shipment activity that occurred in the fourth quarter of the year. We expect overall inventory levels to increase to more sustainable levels during fiscal 2005. We manage inventory by using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH for fiscal 2004 was 81 days, a 42-day improvement over the fiscal 2003 DIOH of 123 days, indicating that we supported our sales in fiscal 2004 with a lower inventory investment than was used in fiscal 2003.

Accounts receivable increased $710 in fiscal 2004, due mainly to the increase in year-end sales volume over the fiscal 2003 fourth quarter. Fourth quarter net sales of $7,893 represented the strongest sales quarter of fiscal 2004, and were $593 higher than the $7,300 of fourth quarter sales in fiscal 2003. We manage receivables through two key measurements: Days Sales Outstanding (DSO), and the dollar amount of receivables over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply by looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this methodology, our fiscal 2004 DSO of 61 days (2 months of sales in our receivables balance) remained unchanged from the fiscal 2003 level, even though our net receivables balance increased. Our other receivables measurement of past due balances greater than 90 days indicates to us the risk of uncollectibility that could exist in our balances. At February 29, 2004, our receivable balance past due greater than 90 days was reduced by 24% from fiscal 2003’s balance, This improvement in the level of past due receivables allowed us to reduce our reserve for bad debts by $184 in fiscal 2004.

Net cash used in investing activities in fiscal 2004 was $712, compared to $907 in fiscal 2003. We incurred $318 in capital spending for property, plant and equipment, and recorded a $526 receivable related to medical claims that we expect to be reimbursed either by Medicare or by our stop-loss insurance carrier during fiscal 2005. This use of cash was partially offset by a $200 reduction of long-term trade receivables, and the $291 reimbursement of split-dollar key man life insurance premiums.

Net cash provided by financing activities in fiscal 2004 was $109, generated from stock option exercises. This compared to cash used in financing activities of $353 in fiscal 2003, primarily from the purchase of treasury stock.

We believe our liquidity and capital requirements for the foreseeable future will be satisfied by available cash balances and cash flows from operations. As of February 29, 2004, our cash balances of $12,750 represented 47% of our total assets, and we had no interest bearing debt. To the extent our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have available to us a $1,000,000 unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

From time to time, we explore various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of our securities. However, we have no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

The following summarizes our contractual obligations at February 29, 2004, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	194	183	11	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$194	$183	$11	$—	$—

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after December 15, 2004. We do not expect adoption of this revised interpretation to have a material effect on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. It applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with limited exceptions. It is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations, as the higher-level authoritative literature of SOP 97-2, “Software Revenue Recognition,” provides comprehensive guidance to us for revenue recognition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and variable-rate short-term cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income. At current investment levels, our results of operations and statement of financial condition would vary by approximately $100,000 for every 1% change in our short-term interest rate. Exchange rate risk is not material for us. Less than US$25,000 resides in accounts denominated in foreign currency. Also, virtually all of our sales transactions are denominated in United States dollars, essentially eliminating the impact of exchange rates on the carrying value of our assets. Finally, the United States dollar is our functional currency for our Israeli operation, so there are no transaction or translation exchange rate issues associated with that operation.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is included in the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of February 29, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well conceived and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in our internal control over financial reporting during the fiscal quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Corporate Controller and any other Senior Financial Officer. The Code of Ethics is available on our website at http://www.blsc.com.

All other information required by this item is incorporated by reference to the information under “Election of Directors,” “Committees and Meetings of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices and Policies” in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders scheduled to be held on July 22, 2004, which will be filed with the Securities and Exchange Commission on or before June 28, 2004 “the 2004 Proxy Statement”.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation,” “Employment Contracts, Termination of Employment and Change in Control Arrangements” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the captions “Principal Stockholders” and “Equity Compensation Plan Information” in the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information under the caption “Transactions with Management and Others” in the 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information under the caption “Independent Auditors” in the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOGIC SYSTEMS CORP.
Date: May 28, 2004
	By:	/s/ GABRIEL RAVIV
Gabriel Raviv, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ GABRIEL RAVIV Gabriel Raviv	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	May 28, 2004

/s/ RODERICK G. JOHNSON Roderick G. Johnson	President, Chief Operating Officer, Director	May 28, 2004

/s/ MICHAEL J. HANLEY Michael J. Hanley	Corporate Controller (Principal Financial Officer)	May 28, 2004

/s/ ALBERT MILSTEIN Albert Milstein	Director	May 28, 2004

/s/ CRAIG W. MOORE Craig W. Moore	Director	May 28, 2004

/s/ LAWRENCE D. DAMRON Lawrence D. Damron	Director	May 28, 2004

Bio-logic Systems Corp. and Subsidiaries

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of

Bio-logic Systems Corp.:

We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Chicago, IL

April 14, 2004

Bio-logic Systems Corp. and Subsidiaries

Consolidated Balance Sheets (In Thousands)

February 29, 2004 and February 28, 2003

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,750	$10,678
Accounts receivable, net	6,279	5,569
Inventories, net	1,908	3,061
Prepaid expenses	498	354
Deferred income taxes	1,520	1,366

Total current assets	22,955	21,028

PROPERTY, PLANT AND EQUIPMENT—Net	2,051	2,075
INTANGIBLE ASSETS	1,584	1,527
OTHER ASSETS	78	560
OTHER RECEIVABLES	526	—

TOTAL ASSETS	$27,194	$25,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,357	$1,896
Accrued salaries and payroll taxes	1,519	1,072
Accrued interest and other expenses	1,740	1,201
Accrued income taxes	358	781
Deferred revenue	1,269	1,274

Total current liabilities	6,243	6,224

DEFERRED INCOME TAXES	672	680

Total liabilities	6,915	6,904

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Capital stock, $.01 par value; authorized, 10,000,000 shares; 4,246,921 issued and 4,171,921 outstanding at February 29, 2004; 4,198,606 issued and 4,123,606 outstanding at February 28, 2003	43	42
Additional paid-in capital	5,159	5,049
Retained earnings	15,444	13,562

Shareholders’ equity before treasury stock	20,646	18,653

Less treasury stock, at cost: 75,000 shares at February 29, 2004 and February 28, 2003	367	367

Total shareholders’ equity	20,279	18,286

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,194	$25,190

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statements of Earnings (In Thousands)

Years Ended February 29, 2004, and February 28, 2003 and 2002

	2004	2003	2002
NET SALES	$28,101	$29,264	$29,858

COST OF SALES	8,932	9,596	10,930

Gross profit	19,169	19,668	18,928

OPERATING EXPENSES:
Selling, general, and administrative	12,189	12,786	12,840
Research and development	5,169	4,884	3,737

Total operating expenses	17,358	17,670	16,577

OPERATING INCOME	1,811	1,998	2,351

OTHER INCOME (EXPENSE):
Interest income	127	139	200
Interest expense	—	(27)	(9)
Miscellaneous	6	(4)	(73)

TOTAL OTHER INCOME	133	108	118

INCOME BEFORE INCOME TAXES	1,944	2,106	2,469

PROVISION FOR INCOME TAXES	62	656	967

NET INCOME	$1,882	$1,450	$1,502

NET INCOME PER SHARE:
Basic	$0.45	$0.35	$0.36

Diluted	$0.42	$0.34	$0.35

AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	4,206,363	4,196,362	4,178,885

Diluted	4,446,730	4,317,556	4,350,720

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statement of Shareholders Equity

Years Ended February 29, 2004, and February 28, 2003 and 2002

(Dollars in Thousands)

	Capital Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, March 1, 2001	4,214,634	$42	$5,108	$10,610	$(132)	$15,628
Retirement of treasury stock	(47,800)	—	(132)	—	132	—
Exercise of stock options and gifts	31,225	—	92	—	—	92
Surrender and cancellation of shares	(6,403)	—	(33)	—	—	(33)
Net income	—	—	—	1,502	—	1,502

BALANCE, February 28, 2002	4,191,656	$42	$5,035	$12,112	—	$17,189
Purchase of treasury stock	—	—	—	—	(390)	(390)
Retirement of treasury stock	(5,700)	—	(23)	—	23	—
Exercise of stock options and gifts	12,650	—	37	—	—	37
Net income	—	—	—	1,450	—	1,450

BALANCE, February 28, 2003	4,198,606	$42	$5,049	$13,562	$(367)	$18,286
Exercise of stock options and gifts	66,327	1	209	—	—	210
Surrender and cancellation of shares	(18,012)	—	(99)	—	—	(99)
Net income	—	—	—	1,882	—	1,882

BALANCE, February 29, 2004	4,246,921	$43	$5,159	$15,444	$(367)	$20,279

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statements of Cash Flows (In Thousands)

Years Ended February 29, 2004, and February 28, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,882	$1,450	$1,502
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	635	670	547
Deferred income tax provision	(162)	(190)	(72)
(Increases) decreases in assets:
Accounts receivable	(710)	1,490	(1,015)
Inventories	1,153	1,066	367
Prepaid expenses	(144)	74	(165)
Increases (decreases) in liabilities:
Accounts payable	(537)	91	(262)
Accrued liabilities and deferred revenue	981	929	606
Accrued income taxes	(423)	73	600

Net cash flows provided by operating activities	2,675	5,653	2,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(318)	(111)	(263)
Intangible assets	(350)	(568)	(1,000)
Other assets	482	(228)	(1)
Other receivables	(526)	—	—

Net cash flows used in investing activities	(712)	(907)	(1,264)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	109	14	59
Purchase of treasury stock, net of retirement	—	(367)	—
Payments on long-term debt	—	—	(137)

Net cash flows provided by (used in) financing activities	109	(353)	(78)

INCREASE IN CASH AND CASH EQUIVALENTS	2,072	4,293	766

CASH AND CASH EQUIVALENTS—Beginning of year	10,678	6,385	5,619

CASH AND CASH EQUIVALENTS—End of year	$12,750	$10,678	$6,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Interest	$—	$27	$9

Income taxes, net of refunds	$372	$560	$614

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

1. Business

Bio-logic Systems Corp. (the “Company”) develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the health care industry in North America, Europe and the Far East.

2. Summary of Significant Accounting Policies

Consolidation—The consolidated financial statements include the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc. and Bio-logic International Corp., and its wholly-owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Concentration of Credit Risk—The Company maintains cash balances at several financial institutions located in the United States, Israel and Poland. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash in foreign bank accounts is not insured. Uninsured balances aggregate approximately $12,895,000 and $10,451,000 at February 29, 2004 and February 28, 2003, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable—The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition. New non-institutional customers are generally subject to a deposit. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, and are generally due within 30 days for domestic customers and 60 days for international customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories—Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three years to forty years.

Intangible Assets—Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Financial Accounting Standard 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

Long-Lived Assets—The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the fiscal years 2004, 2003 and 2002.

Other Assets—Other assets consist mainly of long-term trade receivables, and the receivable associated with premiums paid by the Company on split-dollar life insurance policies. Any required reserves for long-term trade receivables are recorded as part of the Allowance for Doubtful Accounts; there are currently no reserve requirements. The receivable related to the split-dollar life insurance premiums was repaid during fiscal 2004.

Other Receivables—Other receivables consist of a medical claim expected to be settled with the Company’s stop-loss insurance carrier during fiscal 2005.

Revenue Recognition—The Company derives revenue from the sales of electrodiagnostic systems, disposable supplies, extended warranty contracts, non-warranty repair, and governmental research and development contracts. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point.

Domestically, the Company sells its neurology and sleep systems through a direct sales force, and uses a dealer network to sell its hearing screening and diagnostic systems; internationally, the entire line of electrodiagnostic systems and supplies is sold through distributors located in various countries. There is no general right for a customer, dealer or distributor to return product. All sales are final, regardless of the distribution channel; returns are rare and are usually done due to order error or quality reasons.

The Company recognizes revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, Software Revenue Recognition; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty.

Revenue from research and development contracts relate to governmental grants awarded by the National Institute of Health. The grant covers reimbursement of specific expenses related to the feasibility and development of projects for which the grants were given, and the Company recognizes revenue in the same period the qualifying costs are incurred. The Company’s obligation is to perform these feasibility and development activities in accordance with the terms of the grant, with no obligation for the work to result in a successful outcome such as a new product or successful discovery.

The Company carries a sales reserve that reduces revenue for potential future product returns as well as unperformed set-up and training, and reviews its adequacy quarterly. To date, this reserve has been insignificant.

Advertising—Advertising costs are expensed as incurred.

Research and Development Costs—Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally-generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. Accounting for the capitalization of software development costs is in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed; specifically, (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where technological

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes—Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,876,107 and $2,784,678 as of February 29, 2004 and February 28, 2003, respectively.

Certain deferred tax assets relating to foreign taxable income increased during 2003 due to the end of a tax holiday on December 31, 2002. The deferred tax asset will be realized at higher rates. The incorporation of the foreign deferred tax asset had a favorable impact of approximately $84,000 on the fiscal 2003 rate, equating to approximately $0.02 per diluted share.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents, accounts receivable, and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Shipping and Handling Costs—In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company has reflected billings to customers for freight and handling as net sales and associated freight-out as cost of sales.

Stock-Based Compensation—The Company maintains a stock incentive plan. See Note 10 for additional information regarding this plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation costs are recognized for stock option grants. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income as reported.

		2004	2003	2002
Net Income
As Reported		$1,881,802	$1,450,060	$1,501,703
Pro Forma		$1,252,810	$864,860	$921,430

Net Income Per Share
As Reported	—Basic	$0.45	$0.35	$0.36
	—Diluted	$0.42	$0.34	$0.35
Pro Forma	—Basic	$0.30	$0.21	$0.22
	—Diluted	$0.28	$0.20	$0.21

Executive Compensation

The Company has entered into an employment agreement with its CEO that will provide him salary and other benefits upon his termination currently amounting to $1,070,000 after the initial term of the agreement, subject to his performing certain non-compete and non-solicitation activities. The initial term of this agreement ends February 28, 2008.

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

Segment Information—SFAS No. 131 requires disclosures of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates and major customers. We operate in two business segments within the health care field: computerized medical electro-diagnostic products and systems, and related supplies, warranty, service and repair.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after December 15, 2004. The Company does not expect adoption of this revised interpretation to have a material effect on its results of operations or financial position.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

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

EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. It applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with limited exceptions. It is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications—Certain reclassifications were made to the Consolidated Statement of Earnings for fiscal 2002 to conform to the financial statement’s presentation for fiscal 2003 and 2004.

3. Accounts Receivable

Receivables (in thousands) consist of the following:

	2004	2003
Trade Receivables	$6,595	$6,069
Allowance for Doubtful Accounts	(316)	(500)

Net Receivables	$6,279	$5,569

Changes (in thousands) in allowance for doubtful accounts are as follows:

	2004	2003	2002
Beginning Balance	$500	$578	$362
Bad Debt Expense	(96)	93	235
Accounts Written-off	(145)	(204)	(19)
Recoveries	57	33	—

Ending Balance	$316	$500	$578

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

4. Inventories

Inventories (in thousands) consist of the following:

	2004	2003
Raw Materials	$1,245	$1,692
Work In process	1,060	1,547
Finished Goods	263	384

Gross Inventory	2,568	3,623
Less Reserves	660	562

Net Inventory	$1,908	$3,061

Inventories for which obsolescence reserves are established are raw materials and assembled components, as well as valuation adjustments for the Company’s demonstration equipment. The proprietary nature of many of the raw materials and components does not lend themselves for sale to outside parties, especially once newer technologies have been developed. It is rare that the Company would sell obsolete inventory; such sales when they occur have a negligible impact on margins. Demonstration inventory is sold at a discount, thus generating no material impact on margins.

Changes (in thousands) in inventory reserves are as follows:

	2004	2003	2002
Beginning Balance	$562	$743	$350
Provisions	841	728	1,235
Write-Offs	(743)	(909)	(842)

Ending Balance	$660	$562	$743

5. Property, Plant and Equipment

Property, plant and equipment (in thousands) is comprised of the following at February 29, 2004 and February 28, 2003:

	2004	2003	Estimated Useful Lives (in Years)
Land	$676	$676
Building	1,118	1,118	40
Machinery and equipment	1,582	1,372	7
Booths and exhibits	181	174	7
ERP system	524	524	5
Furniture & fixtures	305	297	7
Computers	1,954	1,873	3
Autos & trucks	209	209	3
Building improvements	205	193	15

Total	6,754	6,436
Less accumulated depreciation	4,703	4,361

Property, plant and equipment—net	$2,051	$2,075

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

Depreciation expense (in thousands) amounted to $342, $391 and $435 for 2004, 2003, and 2002, respectively.

6. Intangible Assets

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	February 29, 2004			February 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized Research and Development	$1,771	$(382)	$1,389	$1,496	$(172)	$1,324
Patents and Trademarks	181	(76)	105	129	(51)	78
Licenses	177	(87)	90	194	(69)	125

Total Amortizable Intangible Assets	$2,129	$(545)	$1,584	$1,819	$(292)	$1,527

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of the last day of February
2005	$406
2006	414
2007	385
2008	239
Thereafter	140

Total expected annual amortization expense	$1,584

Amortization expense related to amortizable intangible assets is as follows:

	2004	2003	2002
Capitalized Research and Development	$210	$172	$78
Patents and Trademarks	28	48	34
Licenses	55	59	—

Total Amortization Expense	$293	$279	$112

7. Operating Leases

The Company leases office and assembly facilities under long-term operating leases expiring from 2004 to 2007. Total rental expense (in thousands) amounted to $120, $113 and $119 for 2004, 2003 and 2002, respectively.

Future minimum annual rental commitments (in thousands) under these leases for the years ending after February 29, 2004 are as follows:

2005	$111
2006	80
2007	3

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

8. Long-Term Debt

Borrowings of $1.6 million under the Industrial Development Bond, Series 1985 (the “Bond”) were due in varying monthly installments through December 2001. The interest rate on the Bond was 80 percent of the prime rate at the end of each fiscal year. Under the terms of the Bond, the Company was to maintain average available non-interest bearing deposits in amounts not less than 10% of the unpaid balance of the Bond at the bank that purchased the Bond. The Company was also required to maintain certain minimum working capital and net worth ratios. The Bond agreement restricted the payment or declaration of dividends (other than dividends payable in stock) without the prior consent of the holder of the Bond. In fiscal 2002, annual maturities of the Bond was $136,506. The bond was paid in full as of February 28, 2002.

The Company has obtained a commitment, renewed annually, for an unsecured $1,000,000 bank line of credit with interest at the bank’s prime rate. No borrowings have been made under the line of credit as of either February 29, 2004 or February 28, 2003.

9. Income Taxes

The provision for income taxes (in thousands) is as follows:

	2004	2003	2002
Current:
Federal	$66	$677	$898
State	158	130	158
Foreign	—	39	(17)

Total current expense/(benefit)	224	846	1,039

Deferred benefit	(162)	(190)	(72)

Total income tax provision	$62	$656	$967

The provision for income taxes differs from the U.S. Federal statutory rate as follows:

	2004	2003	2002
U.S. Federal statutory rate	34.0%	34.0%	34.0%

Difference in foreign tax rate	0.1	—	1.6

Permanent differences:
Meals and entertainment	1.3	1.3	1.1
Foreign operations	(3.5)	(3.6)	(4.2)
Other permanent differences	(5.5)	0.6	—

Federal tax credits	(27.4)	—	—

State income taxes, net of federal income tax benefit	5.4	4.0	4.2

Deferred taxes
State	(1.6)	(1.1)	—
Foreign	—	(4.0)	—

Other	0.4	(0.2)	2.5

Effective income tax rate	3.2%	31.0%	39.2%

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

Deferred tax assets and liabilities (in thousands) as of February 29, 2004 and 2003 and consist of the following:

	2004	2003	2002
Deferred tax assets:
Accounts receivable	$162	$223	$224
Inventory	265	244	312
Accrued expenses	591	399	418
Warranty	502	500	164
Foreign NOL carryforward	18	—	—

Total deferred tax assets	1,538	1,366	1,118

Deferred tax liabilities:
Depreciation & amortization	151	166	255
R&D	539	514	367

Total deferred tax liabilities	690	680	622

Net deferred tax asset	$848	$686	$496

The foreign net operating loss can be carried forward indefinitely.

The net deferred tax asset is classified in the balance sheet as follows:

	2004	2003	2002
Deferred tax current asset	$1,520	$1,366	$1,118
Deferred tax long-term liability	672	680	622

Net deferred tax asset	$848	$686	$496

10. Stock Options

The Company’s 1994 Incentive Stock Option Plan (the “Plan”) permits the granting of both incentive stock options and nonqualified options for option periods not to exceed ten years. The Plan provides for the granting of up to 1,600,000 shares of incentive stock options at a per share price not less than 100 percent of the fair market value on the date determined by the Board of Directors or the Stock Option Committee on the date of grant, but not less than par value. Currently, outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

The Company has adopted the disclosure provisions only of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans when options are granted at fair value at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

		2004	2003	2002
Net Income
As Reported		$1,881,802	$1,450,060	$1,501,703
Pro Forma		$1,252,810	$864,860	$921,430

Net Income Per Share
As Reported	—Basic	$0.45	$0.35	$0.36
	—Diluted	$0.42	$0.34	$0.35

Pro Forma	—Basic	$0.30	$0.21	$0.22
	—Diluted	$0.28	$0.20	$0.21

The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 29, 2004, and February 28, 2003 and 2002:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	74.3%	60.1%	84.0%
Risk free interest rate	3.1%	3.5%	4.5%
Expected life of options (years)	5.7	5.7	5.0

The following table summarizes information about stock options, weighted average exercise price, and fair value:

	2004	2003	2002
Where exercise price exceeds market price:
Exercise Price	$5.42	$4.83	$4.95
Fair Value	3.01	2.27	3.05

Where exercise price equals market price:
Exercise Price	4.83	3.60	3.78
Fair Value	3.13	2.06	2.60

Where exercise price is below market price:
Exercise Price	—	—	4.87
Fair Value	—	—	3.55

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

The following tables summarize information concerning outstanding and exercisable stock options as of February 29, 2004:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.50-$2.50	28,375	$2.30	2.28
$2.51-$4.50	497,898	$3.50	7.16
$4.51-$6.50	420,650	$4.92	6.24
$6.51-$8.00	106,000	$7.13	5.59

	1,052,923

Range of Exercise Price	Number Exercisable		Weighted Average Exercise Price
$1.50-$2.50	28,375		$2.30
$2.51-$4.50	230,348		$3.42
$4.51-$6.50	132,625		$4.86
$6.51-$8.00	86,750		$7.13

	478,098

Additional information with respect to the Company’s Plan at February 29, 2004 and February 28, 2003, and 2002 is as follows:

FISCAL 2004

	Shares	Weighted Average Exercise Price
Shares Under Option:
Outstanding at beginning of year	988,725	$4.16
Granted	169,900	$5.00
Exercised	(66,002)	$3.15
Forfeited	(35,200)	$3.55
Expired	(4,500)	$2.75

Outstanding at end of year	1,052,923	$4.40

Options exercisable at year-end	478,098	$4.43

Weighted average fair value for stock options granted during 2004			$3.10

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

FISCAL 2003

	Shares	Weighted Average Exercise Price
Shares Under Option:
Outstanding at beginning of year	807,175	$4.21
Granted	254,100	$3.92
Exercised	(12,250)	$2.91
Forfeited	(60,300)	$4.42

Outstanding at end of year	988,725	$4.16

Options exercisable at year-end	374,588	$4.32

Weighted average fair value for stock options granted during 2003			$2.14

FISCAL 2002

	Shares	Weighted Average Exercise Price
Shares Under Option:
Outstanding at beginning of year	434,175	$4.50
Granted	455,150	$3.89
Exercised	(30,725)	$2.92
Forfeited	(51,425)	$3.58

Outstanding at end of year	807,175	$4.21

Options exercisable at year-end	225,702	$3.97

Weighted average fair value for stock options granted during 2002			$2.57

11. Segment, Customer and Geographic Information

Revenue (in thousands) from customers by segment is as follows:

	2004	2003	2002
Electrodiagnostic products and systems	$20,252	$21,986	$25,293
Supplies, service, warranty, and repair	7,849	7,278	4,565

Total	$28,101	$29,264	$29,858

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

Revenue (in thousands) from customers by geographic area is as follows:

	2004	2003	2002
United States	$21,706	$23,762	$21,410
Japan	1,617	746	1,229
United Kingdom	997	907	518
Canada	918	798	4,453
Brazil	483	679	500
China	115	267	528
All other	2,265	2,105	1,220

Total	$28,101	$29,264	$29,858

In 2004, 2003 or 2002, no sales to a single customer accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and Israel; all intangible assets are domiciled in the United States. Long-lived assets by country (in thousands) are as follows:

	2004	2003	2002
United States	$3,589	$3,531	$3,419
Israel	46	71	74

Total	$3,635	$3,602	$3,493

12. Employee Benefit Plan

We have a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. We match employee contributions at varying rates, and may also make discretionary contributions to the plan. Total expense (in thousands) for fiscal 2004, 2003 and 2002, was $112, $98, and $123, respectively.

13. Contingencies

From time to time third parties have made claims that Company products infringe their third-party proprietary rights. In the event of a successful claim of infringement against the Company, it may be required to pay substantial damages, stop using certain technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties. As of February 29, 2004 and February 28, 2003 and 2002, there were no specific unaccrued loss contingencies that the Company believes could have a material negative impact on its financial statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 29, 2004, and February 28, 2003 and 2002

14. Selected Quarterly Financial Data (Unaudited)

Set forth below is a summary of our unaudited quarterly results for each quarter during fiscal 2004 and 2003. It is our opinion that these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

	Fiscal 2004 by Quarter
	First	Second	Third	Fourth
	(In thousands except per share amounts)
Net Sales	$6,319	$6,927	$6,962	$7,893
Gross profit	4,377	4,831	4,794	5,167
Operating Income	379	459	614	359
Net income	274	400	582	626

Basic earnings per share	$0.07	$0.10	$0.14	$0.15
Diluted earnings per share	$0.06	$0.09	$0.13	$0.14

	Fiscal 2003 by Quarter
	First	Second	Third	Fourth
	(In thousands except per share amounts)
Net Sales	$7,232	$7,174	$7,559	$7,300
Gross profit	4,926	4,904	5,010	4,829
Operating Income	612	189	902	297
Net income	388	136	580	347

Basic earnings per share	$0.09	$0.03	$0.14	$0.08
Diluted earnings per share	$0.09	$0.03	$0.14	$0.08

Exhibits
3.1	Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

10.1	Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (3)

10.2	Employment Agreement between the Company and Roderick G. Johnson (4)†

10.3	Employment Agreement between the Company and Gabriel Raviv effective March 1, 2004†

10.4	1994 Stock Option Plan (5)†

21.1	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13-14(a)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 1987.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-5471).
(4)	Incorporated by reference from the Company’s Report on Form 10-Q for the quarter ended August 31, 1999.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on September 15, 1997 (File No. 333-35773).

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Reports on Form 8-K

During the three months ended February 29, 2004, we did not file any current reports on Form 8-K.

II-1