Form 10-Q
period 2004-07-13
BIO LOGIC SYSTEMS CORP
filed 2004-07-14
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2004

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

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock $.01 par value	4,188,471

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

Unaudited

In Thousands

	May 31, 2004	February 29, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,618	$12,750
Accounts receivable, net	4,826	6,279
Inventories, net	2,162	1,908
Prepaid expenses	384	498
Deferred income taxes	1,521	1,520

Total current assets	22,511	22,955

PROPERTY, PLANT AND EQUIPMENT - Net	2,042	2,051
INTANGIBLE ASSETS	1,643	1,584
OTHER ASSETS	55	78
OTHER RECEIVABLES	526	526

TOTAL ASSETS	$26,777	$27,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$734	$1,357
Accrued salaries and payroll taxes	1,608	1,519
Accrued interest and other expenses	1,753	1,740
Accrued income taxes	353	358
Deferred revenue	1,219	1,269

Total current liabilities	5,667	6,243

DEFERRED INCOME TAXES	672	672

Total liabilities	6,339	6,915

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares; 4,258,846 issued and 4,183,846 outstanding at May 31, 2004; 4,246,921 issued and 4,171,921 outstanding at February 29, 2004	43	43
Additional paid-in capital	5,204	5,159
Retained earnings	15,558	15,444

Shareholders’ equity before treasury stock	20,805	20,646

Less treasury stock, at cost: 75,000 shares at May 31, 2004 and February 29, 2004	367	367

Total shareholders’ equity	20,438	20,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,777	$27,194

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Operations and Retained Earnings

Unaudited

In Thousands, Except Per Share Data

	Three Months Ended May 31,
	2004	2003
NET SALES	$6,251	$6,319

COST OF SALES	2,059	2,074

Gross Profit	4,192	4,245

OPERATING EXPENSES:
Selling, general & administrative	3,048	2,854
Research & development	1,008	1,012

Total operating expenses	4,056	3,866

OPERATING INCOME	136	379

OTHER INCOME (EXPENSE):
Interest income	31	16
Interest expense	(7)	—
Miscellaneous	—	2

Total other income (expense)	24	18

INCOME BEFORE INCOME TAXES	160	397

PROVISION FOR INCOME TAXES	46	123

NET INCOME	$114	$274

RETAINED EARNINGS, BEGINNING OF PERIOD	15,444	13,562

RETAINED EARNINGS, END OF PERIOD	$15,558	$13,836

EARNINGS PER SHARE:

Basic	$0.03	$0.07

Diluted	$0.03	$0.06

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Cash Flows

Unaudited

In Thousands

	Three Months Ended May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$114	$274

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	169	179
(Increases) decreases in assets:
Accounts receivable	1,453	(275)
Inventories	(253)	250
Prepaid expenses	114	55
Increases (decreases) in liabilities:
Accounts payable and overdrafts	(625)	(1,203)
Accrued liabilities and deferred revenue	53	175
Accrued income taxes	(5)	(266)

Net cash flows provided by (used in) operating activities	1,020	(811)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(73)	(29)

Intangible assets	(147)	(101)

Other assets	23	95

Net cash flows used in investing activities	(197)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	45	9

Net cash flows provided by financing activities	45	9

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	868	(837)

CASH AND CASH EQUIVALENTS - Beginning of period	12,750	10,678

CASH AND CASH EQUIVALENTS - End of period	$13,618	$9,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Income taxes (net of refunds)	$51	$345

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

These unaudited interim condensed consolidated financial statements of Bio-logic Systems Corp. (the “Company,” “we” or “us”) were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004 (the “Annual Report”). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For additional information, refer to the Annual Report.

Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned domestic subsidiaries, Neuro Diagnostics, Inc. and Bio-logic International Corp., and its wholly-owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments purchased with average maturities of three months or less.

Accounts Receivable - The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition. New non-institutional customers are generally subject to a deposit. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, and are generally due within 30 days for domestic customers and 60 days for international customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories - Inventories consist principally of components, parts and supplies, and are stated at the lower of cost, determined by the First-in, First-out method, or market. Inventories (in thousands) consist of the following:

	May 31, 2004	February 29, 2004
Raw Materials	$1,401	$1,245
Work In process	1,071	1,060
Finished Goods	386	263

Gross Inventory	2,858	2,568
Less Reserves	696	660

Net Inventory	$2,162	$1,908

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three years to forty years.

Intangible Assets - Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Financial Accounting Standard 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period.

Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	May 31, 2004			February 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized Research and Development	$1,912	$(454)	$1,458	$1,771	$(382)	$1,389
Patents and Trademarks	187	(84)	103	181	(76)	105
Licenses	177	(95)	82	177	(87)	90

Total Amortizable Intangible Assets	$2,276	$(633)	$1,643	$2,129	$(545)	$1,584

Long-Lived Assets – The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the three-month periods ended May 31, 2004 and 2003.

Other Assets – Other assets consist mainly of long-term trade receivables. Any required reserves for long-term trade receivables are recorded as part of the Allowance for Doubtful Accounts; there are currently no reserve requirements.

Other Receivables – Other receivables consist of a medical claim expected to be settled with the Company’s stop-loss insurance carrier during fiscal 2005.

Revenue Recognition – The Company derives revenue from the sales of electrodiagnostic systems, disposable supplies, extended warranty contracts, non-warranty repair, and governmental research and development “grants.” With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point.

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

The Company recognizes revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty.

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

Royalties and Intangible Amortization Expenses – Royalty expenses and the amortization of intangibles are recorded as part of product cost.

Advertising – Advertising costs are expensed as incurred.

Research and Development Costs – Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally-generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. We account for the capitalization of software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed”; specifically: (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where technological feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes - Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,756,650 and $2,876,107 as of May 31 and February 29, 2004, respectively.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash equivalents, accounts receivable, and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Shipping and Handling Costs - In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company has reflected billings to customers for freight and handling as net sales and associated freight-out as cost of sales.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

Dollar amounts in the following discussion are in thousands except for per share amounts.

	Three Months Ended May 31,
	2004	2003
Net income, as reported	$114	$274
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(168)	(159)

Pro-forma net income	$(54)	$115

Earnings per share:
Basic - as reported	$0.03	$0.07

- pro forma	$(0.01)	$0.03

Diluted - as reported	$0.03	$0.06

- pro forma	$(0.01)	$0.03

Earnings per Share – Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares, which totaled 4,552,310 and 4,383,016 for the fiscal quarters ended May 31, 2004 and 2003, respectively.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment, Customer and Geographic Information - SFAS No. 131 requires disclosures of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates and major customers. We operate in two business segments within the health care field: computerized medical electro-diagnostic products and systems, and related supplies, service, warranty and repair.

Revenue (in thousands) from customers by segment is as follows:

	Three Months Ended May 31,
	2004	2003
Electrodiagnostic products and systems	$4,405	$4,478
Supplies, service, warranty, and repair	1,846	1,841

Total	$6,251	$6,319

Revenue (in thousands) from customers by geographic area is as follows:

	Three Months Ended May 31,
	2004	2003
United States	$5,087	$4,954
Japan	305	483
Canada	271	246
United Kingdom	186	96
Other	402	540

Total	$6,251	$6,319

For the fiscal quarters ended May 31, 2004 and 2003, there were no sales to a single customer that accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and Israel; all intangible assets are domiciled in the United States. Long-lived assets by country (in thousands) are as follows:

	Three Months Ended May 31,
	2004	2003
United States	$3,645	$3,487
Israel	40	65

Total	$3,685	$3,552

Contingency - On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking specific damages of $12,300,000, as well as unspecified damages for future loss of income earning capacity. A brief description of this lawsuit may be found in Part II, Item 1 to this Form 10-Q. We intend to vigorously defend against the claims brought before us in this suit. Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from this litigation, and therefore the results of this litigation should not have a material adverse effect on our business, assets, financial condition, liquidity and results of operations.

Reclassifications - Certain reclassifications were made to fiscal 2004 amounts to conform to current year financial presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Exhibit 99.1 “Risk Factors” filed with this Form 10-Q, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-Q may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

Overview

We are a healthcare technology company operating in two segments: computerized medical electro-diagnostic products and systems, and related supplies, service, warranty and repair. Our customers are generally hospitals, clinics, universities and physicians. Our systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss (including audiological and hearing screening and diagnosis).

Our electro-diagnostic products and systems segment accounted for over 70% of our total net sales in the fiscal quarter ended May 31, 2004, consistent with the historical contributions of this segment to our total net sales. System sales typically represent capital expenditures on the part of our customers. The U.S. hearing screening market continues to decline and become a replacement market, with an estimated 85% of the estimated 4 million newborns now being screened annually. Our focus for these systems will be on diagnostic products for babies referred for further testing after initial screening, such as M.A.S.T.E.R™ that has gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant. The EEG market for short-term EEG and long-term monitoring is essentially flat, with significant competition from a feature and technology point of view. Our sleep diagnostic products and systems target the growing market for sleep apnea monitoring. We have experienced some price erosion in sleep diagnostic systems as a result of the strong competition in this area. The timing on system sales can be affected by many factors, including product features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one quarter to the next.

Our supplies, warranty, service and repair segment sells disposable products to our installed customer base as well as to owners of our competitors’ systems. Certain proprietary hearing products such as the Ear Muffin™ transducer are the basis for much of the revenue and profit growth in this segment. We experience intense competition related to our Ear Muffin™ products, which are designed for use on Bio-logic’s systems, as well as for use as an equivalent product to replace the Natus® EarCoupler® and Flexicoupler® disposables. In addition to the one-year warranty that is provided as part of purchasing our electrodiagnostic systems, we offer our customers extended warranties up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty. Finally, a small part of our revenue is generated from governmental research grants.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty. All sales are final; there is no general right for a customer, dealer or distributor to return our products. Any exception regarding product returns requires senior management approval. A small sales reserve exists to cover potential future product returns, as well as unperformed set-up and training.

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

Inventory Valuation

Inventories consist principally of components, parts, supplies, and demonstration equipment, and are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for unmarketability, equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to the proprietary nature of many of our raw materials and components, we generally do not sell excess or obsolete inventory to third parties. Demonstration inventory is sold at a discount, thus generating similar margins to new systems sold.

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

Results of Operations

Net Sales

Worldwide sales for the three month period ended May 31, 2004 (the “Fiscal 2005 First Quarter”) were $6,251, a 1% decrease from $6,319 in the three month period ended May 31, 2003 (the “Fiscal 2004 First Quarter”). Domestic sales for the Fiscal 2005 First Quarter, which include sales to Canada, were $5,353, or 86% of net sales. This represents a 3% increase from $5,200, or 82% of total sales, from the Fiscal 2004 First Quarter. Domestic electro-diagnostic products and systems sales increased 4% in the Fiscal 2005 First Quarter over the Fiscal 2004 First Quarter. We experienced increases in our hearing diagnostic product line, led by the Navigator® Pro product featuring our M.A.S.T.E.R™ technology, a new auditory evoked potential system; additionally our Sleepscan™ product line showed sales growth. The increases in these areas were offset by declines in hearing screening and epilepsy monitoring products. The domestic hearing screening market continues to be predominantly a replacement market, as most states that have mandatory newborn hearing screening have already satisfied their initial capital requirements in this area. Epilepsy monitoring sales declined from the Fiscal 2004 First Quarter due to heightened competitive activity. Our domestic supplies, service, warranty, and repair sales increased 1% over the Fiscal 2004 First Quarter.

Foreign sales for the Fiscal 2005 First Quarter, representing 14% of the Company’s net sales, decreased 20% to $898 from $1,118 in the Fiscal 2004 First Quarter. The decrease in foreign sales over the prior year for the Fiscal 2005 First Quarter was due primarily to lower sales of electro-diagnostic products and systems. Sales growth in the hearing diagnostics area, where our Navigator Pro product line with our M.A.S.T.E.R technology is also gaining international acceptance, was not sufficient to offset reductions in hearing screening sales and epilepsy monitoring. The timing of international sales can fluctuate on a quarterly basis, and is therefore not alone indicative of future international sales. We believe that this reduction in international sales reflected in the Fiscal 2005 First Quarter is reflective of the uneven nature of selling capital equipment internationally.

Cost of Sales

Cost of sales for the Fiscal 2005 First Quarter was $2,074, compared to $1,942 for the Fiscal 2004 First Quarter. Cost of sales as a percentage of net sales was 33% in the Fiscal 2005 First Quarter and the Fiscal 2004 First Quarter.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for the Fiscal 2005 First Quarter were $3,048, $194 higher than the $2,854 recorded for the Fiscal 2004 First Quarter. As a percentage of net sales, SG&A expenses were 49% for the Fiscal 2005 First Quarter, as compared to 45% for the Fiscal 2004 First Quarter. This increase was primarily due to increased commissions related to the overall shift of product sales towards the hearing product lines; increased selling and marketing efforts relating to new product introductions in our disposables area; increased legal, audit and tax fees; and in-state franchise and unemployment taxes.

Research and Development Expenses

Research and development (“R&D”) expenses for the Fiscal 2005 First Quarter were $1,008, compared to $1,012 recorded for the Fiscal 2004 First Quarter. As a percentage of net sales, R&D expenses were 16% for both the Fiscal 2005 First Quarter and the Fiscal 2004 First Quarter. Increased development expenses were offset by higher capitalization levels for neurology software development costs.

Operating Income

We had operating income in the Fiscal 2005 First Quarter of $136, compared to $379 for the Fiscal 2004 First Quarter. The decrease was due primarily to lower gross profit and increased SG&A expenses, offset by reduced R&D expenses.

Interest Income

Net interest income for the Fiscal 2005 First Quarter increased to $31 from $16 for the Fiscal 2004 First Quarter, primarily driven by increases in cash balances due to improved asset management.

Income Tax

Income tax expense was $46 for the Fiscal 2005 First Quarter, or 29% of pretax income. Income tax expense was $123 for the Fiscal 2004 First Quarter, or 31% of pretax income. The Company’s income tax rate of 29% reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of deferred tax assets.

Net Income

Net income for the Fiscal 2005 First Quarter was $114, compared to $274 for the Fiscal 2004 First Quarter. Diluted earnings per share (EPS) for the Fiscal 2005 First Quarter was $0.03, compared to an EPS of $0.06 per diluted share for the Fiscal 2004 First Quarter. The decrease in EPS was due to decreased net income and an increase in the number of outstanding shares.

Liquidity and Capital Resources

As of May 31, 2004, we had working capital of $16,844, a $132 increase from a working capital balance of $16,712 at February 29, 2004. Total cash and cash equivalents increased $868, from $12,750 at February 29, 2004 to $13,618 at May 31, 2004.

Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended May 31, 2004 was $1,019, compared to cash used in operating activities for the three months ended May 31, 2003 of $811. This increase was primarily due to a decrease in accounts receivable related to improved collections associated with the sales in the fourth quarter of fiscal 2004; this was offset by a replenishment in our inventory levels and a reduction in our accounts payable balance.

Net inventory at May 31, 2004 was $2,162, a $254 increase from the February 29, 2004 level of $1,908. The increased shipment activity that occurred in the fourth quarter of fiscal 2004 reduced inventory levels below sustainable levels, and we increased our inventory levels to replenish our operating stock. We manage inventory by using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH as of May 31, 2004 was 87 days, an increase from the 81 days we reported for fiscal 2004.

Accounts receivable at May 31, 2004 was $4,826, a decrease of $1,453 from the February 29, 2004 level of $6,279. This reduction was principally driven by improved collections during the Fiscal 2005 First Quarter of receivables generated as part of sales during the fourth quarter of fiscal 2004. The two key measurements by which we manage our receivables are (1) days sales outstanding (DSO) and (2) the amount of customer account balances that are over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply by looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this methodology, our DSO at May 31, 2004 was 64 days, a three-day increase from our DSO of 61 days at February 29, 2004. Our other receivables measurement of past due balances greater than 90 days is indicative of the potential risk to us of the existence of uncollectable accounts that could exist in our receivables balances. At May 31, 2004, our past due receivables balances greater than 90 days remained unchanged from its February 29, 2004 level.

Cash Used in Investing Activities

Net cash used in investing activities for the Fiscal 2005 First Quarter was $197, compared to $35 for the Fiscal 2004 First Quarter. In addition to increased capital investment in the Fiscal 2005 First Quarter, we also experienced an increase in the level of software development costs associated with our neurology products compared to that which was recorded in the Fiscal 2004 First Quarter.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities for Fiscal 2005 First Quarter were $46, compared to $9 for the Fiscal 2004 First Quarter, related to the exercise of stock options. In November 2002, the Company’s Board of Directors authorized the repurchase of 250,000 of the Company’s shares of common stock, of which 80,700 have been acquired to date. No shares have been repurchased during the current fiscal year.

We believe available cash balances and cash flows from operations will satisfy our liquidity and capital requirements for the foreseeable future. As of May 31, 2004, our cash balances of $13,618 represented 51% of our total assets, and we had no interest bearing debt. To the extent that our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have available to us a $1,000,000 unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

From time to time, we explore various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of our securities. However, we have no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Recent Litigation

On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking damages. A brief description of this lawsuit may be found in Part II, Item 1 to this Form 10-Q. Please also see the disclosure in Exhibit 99.1, “Risk Factors” under the caption “Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.”

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after December 15, 2004. The adoption of this revised interpretation did not have a material effect on the Company’s financial position or results of operations.

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

EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. It applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with limited exceptions. It is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations, as the higher-level authoritative literature of SOP 97-2, “Software Revenue Recognition,” provides comprehensive guidance to us for revenue recognition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and variable-rate short-term cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income. At current investment levels, our annual results of operations and statement of financial condition would vary by approximately $130,000 for every 1% change in our short-term interest rate. Exchange rate risk is not material for us. Less than US$25,000 resides in accounts denominated in foreign currency. Also, virtually all of our sales transactions are denominated in United States dollars, essentially eliminating the impact of exchange rates on the carrying value of our assets. Finally, the United States dollar is our functional currency for our Israeli operation, so there is no transaction or translation exchange rate concerns with that operation.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Corporate Controller, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Corporate Controller concluded that, as of May 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On April 22, 2004, Marcus L. Forsythe and Elizabeth Forsythe of Multnomah County, Oregon (the “Plaintiffs”) filed a Second Amended Complaint naming the Company as a defendant in a lawsuit against several parties that was filed in the Circuit Court of the State of Oregon for the County of Multnomah. The Plaintiffs allege that they have suffered damages as a result of auditory brain stem response and other related testing Mr. Forsythe underwent in April 2002 that was allegedly conducted, in part, using the Company’s Navigator Pro product. Plaintiffs seek to recover an aggregate of $12,300,000 in damages from the defendants for physical pain and suffering, emotional distress, the loss of past income and benefits, past and future medical, therapy, medication and household costs, and other foregone benefits, as well as unspecified damages for future loss of income earning capacity.

We intend to vigorously defend against the claims brought in the Forsythe litigation. Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from the Forsythe litigation, and therefore, that the Forsythe litigation should not have a material adverse effect on our business, assets, financial condition, liquidity and results of operations.

Item 6. Exhibits and Reports on 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on June 1, 2004 to report our quarterly and annual operating results for the fiscal year ended February 29, 2004 (Item 12 of Form 8-K).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2004	By:	/s/ Gabriel Raviv
Gabriel Raviv,
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 14, 2004	By:	/s/ Michael J. Hanley
Michael J. Hanley,
Acting Chief Financial Officer
(principal financial and accounting officer)