Form 10-Q
period 2004-08-31
BIO LOGIC SYSTEMS CORP
filed 2004-09-24
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended August 31, 2004

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

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2004
Common Stock $.01 par value	4,191,117

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

Unaudited

In Thousands

	August 31, 2004	February 29, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,517	$12,750
Accounts receivable, net	5,131	6,279
Inventories, net	2,024	1,908
Prepaid expenses	368	498
Deferred income taxes	1,378	1,520

Total current assets	23,418	22,955

PROPERTY, PLANT AND EQUIPMENT - Net	2,085	2,051
INTANGIBLE ASSETS	1,660	1,584
OTHER ASSETS	23	78
OTHER RECEIVABLES	—	526

TOTAL ASSETS	$27,186	$27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$946	$1,357
Accrued salaries and payroll taxes	1,453	1,519
Accrued interest and other expenses	1,632	1,740
Accrued income taxes	160	358
Deferred revenue	1,122	1,269

Total current liabilities	5,313	6,243

DEFERRED INCOME TAXES	706	672

Total liabilities	6,019	6,915

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares; 4,266,117 issued and 4,191,117 outstanding at August 31, 2004; 4,246,921 issued and 4,171,921 outstanding at February 29, 2004;	43	43
Additional paid-in capital	5,230	5,159
Retained earnings	16,261	15,444

Stockholders’ equity before treasury stock	21,534	20,646
Less treasury stock, at cost: 75,000 shares at August 31, 2004 and February 29, 2004	367	367

Total stockholders’ equity	21,167	20,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,186	$27,194

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statements of Operations and Retained Earnings

Unaudited

In Thousands, Except Per Share Data

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
NET SALES	$8,242	$6,927	$14,493	$13,246

COST OF SALES	2,710	2,241	4,769	4,316

Gross Profit	5,532	4,686	9,724	8,930

OPERATING EXPENSES:
Selling, general & administrative	3,287	3,095	6,334	5,949
Research & development	1,270	1,132	2,278	2,144

Total operating expenses	4,557	4,227	8,612	8,093

OPERATING INCOME	975	459	1,112	837

OTHER INCOME (EXPENSE):
Interest income	29	22	60	38
Interest expense	(1)	—	(8)	—
Miscellaneous	1	—	1	2

Total other income (expense)	29	22	53	40

INCOME BEFORE INCOME TAXES	1,004	481	1,165	877

PROVISION FOR INCOME TAXES	301	81	348	203

NET INCOME	$703	$400	$817	$674

RETAINED EARNINGS, BEGINNING OF PERIOD	15,558	13,836	15,444	13,562

RETAINED EARNINGS, END OF PERIOD	$16,261	$14,236	$16,261	$14,236

EARNINGS PER SHARE:
Basic	$0.17	$0.10	$0.19	$0.16

Diluted	$0.15	$0.09	$0.18	$0.15

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statements of Cash Flows

Unaudited

In Thousands

	Six Months Ended August 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$817	$674
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	341	384
Deferred income tax provision	176	—
(Increases) decreases in assets:
Accounts receivable	1,148	674
Inventories	(116)	581
Prepaid expenses	130	4
Increases (decreases) in liabilities:
Accounts payable	(411)	(1,080)
Accrued liabilities and deferred revenue	(321)	87
Accrued income taxes	(198)	(356)

Net cash flows provided by operating activities	1,566	968

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(197)	(143)
Intangible assets	(255)	(248)
Other assets	55	129
Other receivables	526	—

Net cash flows provided by (used in) investing activities	129	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	11

Net cash flows provided by financing activities	72	11

INCREASE IN CASH AND CASH EQUIVALENTS	1,767	717

CASH AND CASH EQUIVALENTS - Beginning of period	12,750	10,678

CASH AND CASH EQUIVALENTS - End of period	$14,517	$11,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Income taxes (net of refunds)	$370	$575

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

These unaudited interim condensed consolidated financial statements of Bio-logic Systems Corp. (the “Company,” “we” or “us”) were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the Company’s audited consolidated financial statements and their notes included in the Company’s annual report on Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004 (the “Annual Report”). In the Company’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. Operating results for the three and six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For additional information, refer to the Annual Report.

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

Inventories - Inventories consist principally of components, parts and supplies, and are stated at the lower of cost, determined by the First-in, First-out method, or market. Inventories (in thousands) consist of the following:

	August 31, 2004	February 29, 2004
Raw Materials	$1,373	$1,245
Work In process	1,220	1,060
Finished Goods	294	263

Gross Inventory	2,887	2,568
Less Reserves	863	660

Net Inventory	$2,024	$1,908

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three years to forty years.

Intangible Assets - Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period.

Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	August 31, 2004			February 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized Research and Development	$2,009	$(529)	$1,480	$1,771	$(382)	$1,389
Patents and Trademarks	190	(91)	99	181	(76)	105
Licenses	185	(104)	81	177	(87)	90

Total Amortizable Intangible Assets	$2,384	$(724)	$1,660	$2,129	$(545)	$1,584

Long-Lived Assets – The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the six-month periods ended August 31, 2004 and 2003.

Other Assets – Other assets consist mainly of long-term trade receivables. Any required reserves for long-term trade receivables are recorded as part of the Allowance for Doubtful Accounts; there are currently no reserve requirements.

Other Receivables – Other receivables at February 29, 2004 consisted of a medical claim that was settled with the Company’s stop-loss insurance carrier during fiscal 2005.

Revenue Recognition – The Company derives revenue from the sales of electrodiagnostic systems, disposable supplies, extended warranty contracts, non-warranty repair, and governmental research and development “grants.” With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally freight on board (FOB) shipping point.

Domestically, the Company sells its neurology and sleep systems through a direct sales force, and uses a dealer network to sell its hearing screening and diagnostic systems; internationally, the entire line of electrodiagnostic systems and supplies is sold through distributors located in various countries. There is no general right for a customer, dealer or distributor to return product. All sales are final, regardless of the distribution channel; returns are rare and are usually done due to order error or product quality reasons.

The Company recognizes revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, “Software Revenue Recognition;” specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty.

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

The Company carries a sales reserve that reduces revenue for potential future product returns as well as unperformed set-up and training, and reviews its adequacy quarterly. To date, this reserve has not been significant.

Royalties and Intangible Amortization Expenses – Royalty expenses and the amortization of intangibles are recorded as part of product cost.

Advertising – Advertising costs are expensed as incurred.

Research and Development Costs – Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally-generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. The Company accounts for the capitalization of software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed;” specifically: (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where technological feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes - Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,615,920 and $2,876,107 as of August 31 and February 29, 2004, respectively.

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

The following table illustrates the effect on net income (in thousands) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net income, as reported	$703	$400	$817	$674
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(210)	(135)	(378)	(293)

Pro-forma net income	$493	$265	$439	$381

Earnings per share:
Basic - as reported	$0.17	$0.10	$0.19	$0.16

- pro forma	$0.12	$0.06	$0.10	$0.09

Diluted - as reported	$0.15	$0.09	$0.18	$0.15

- pro forma	$0.11	$0.06	$0.10	$0.09

Earnings per Share – Basic earnings per share is based on the weighted average number of shares outstanding during the fiscal year.

Diluted earnings per share is based on the combination of weighted average number of shares outstanding and potential dilutive shares, which totaled 4,586,729 and 4,568,446 for the second quarter of fiscal 2005 and the first six months of fiscal 2005, respectively.

Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of the components of and total comprehensive income in the period in which such components are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity during the reporting period except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Segment, Customer and Geographic Information - SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires disclosures of certain segment information based on the way management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates and major customers.

Revenue (in thousands) from customers by segment is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Electrodiagnostic products and systems	$6,144	$4,853	$10,548	$9,331
Supplies, warranty, service and repair	2,098	2,074	3,945	3,915

Total	$8,242	$6,927	$14,493	$13,246

Revenue (in thousands) from customers by geographic area is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
United States	$6,538	$5,418	$11,621	$10,368
Japan	534	226	839	709
Canada	109	219	380	469
United Kingdom	207	224	303	410
Brazil	126	238	192	292
Other	728	602	1,158	998

Total	$8,242	$6,927	$14,493	$13,246

For the fiscal quarters ended August 31, 2004 and 2003, there were no sales to a single customer that accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and Israel; all intangible assets are domiciled in the United States. Long-lived assets by country (in thousands) are as follows:

	August 31, 2004	February 29, 2004
United States	$3,711	$3,589
Israel	34	46

Total	$3,745	$3,635

Contingency - On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking specific damages of $12,300,000, as well as unspecified damages for future loss of income earning capacity. A brief description of this lawsuit may be found in Part II, Item 1 of this Form 10-Q. The Company intends to vigorously defend against the claims brought before us in this suit. Although the outcome of any litigation is inherently uncertain, the Company believes that the Company’s product liability insurance coverage is adequate to cover liabilities resulting from this litigation, and therefore the results of this litigation should not have a material adverse effect on the Company’s business, assets, financial condition, liquidity and results of operations.

Reclassifications - Certain reclassifications were made to fiscal 2004 amounts to conform to current year financial presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in Exhibit 99.1 “Risk Factors” filed with this Form 10-Q, which may cause actual results to differ materially from those expressed in, or implied by, such statements. The forward-looking statements within this Form 10-Q may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I. Item 1 of this Form 10-Q.

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

Our electro-diagnostic products and systems segment accounted for 75% of our total net sales in the fiscal quarter ended August 31, 2004, consistent with the historical contributions of this segment to our total net sales. This segment generally accounts for between 70% and 75% of our total net sales. System sales typically represent capital expenditures on the part of our customers. The U.S. hearing screening market continues to decline and become a replacement market, with an estimated 85% of the estimated 4 million newborns now being screened annually. Our focus for these systems will be on diagnostic products for babies referred for further testing after initial screening, such as M.A.S.T.E.R™ that has gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant. The EEG market for short-term EEG and long-term monitoring is growing slowly, with significant competition from a feature and technology point of view. Our sleep diagnostic products and systems target the growing market for sleep apnea monitoring. We have experienced some price erosion in sleep diagnostic systems as a result of the strong competition in this area. The timing on system sales can be affected by many factors, including product features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one quarter to the next.

Our supplies, warranty, service and repair segment sells disposable products to our installed customer base as well as to owners of our competitors’ systems. Certain proprietary hearing products such as the Ear Muffin™ transducer are the basis for much of the revenue and profit growth in this segment. We experience intense competition related to our Ear Muffin™ products, which are designed for use on Bio-logic’s systems, as well as for use as an equivalent product to replace the Natus® EarCoupler® and Flexicoupler® disposables. In addition to the one-year warranty that is provided as part of purchasing our electrodiagnostic systems, we offer our customers extended warranties up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty. Finally, a small part of our revenue in this segment is generated from governmental research grants.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, “Software Revenue Recognition;” specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty. All sales are final; there is no general right for a customer, dealer or distributor to return our products. Any exception regarding product returns requires senior management approval. A small sales reserve exists to cover potential future product returns, as well as unperformed set-up and training.

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

Results of Operations

Net Sales

Net sales for the three month period ended August 31, 2004 (the “Fiscal 2005 Second Quarter”) were $8,242, a 19% increase from $6,927 in the three month period ended August 31, 2003 (the “Fiscal 2004 Second Quarter”). Net sales for the six month period ended August 31, 2004 (the “Fiscal 2005 Six Months”) were $14,493, a 9% increase from $13,246 in the six month period ended August 31, 2003 (the “Fiscal 2004 Six Months”).

Domestic sales for the Fiscal 2005 Second Quarter, which include sales to Canada, were $6,647, or 81% of net sales. This represents an 18% increase from $5,637, or 81% of total sales, from the Fiscal 2004 Second Quarter. Domestic electro-diagnostic products and systems sales increased 29% in the Fiscal 2005 Second Quarter over the Fiscal 2004 Second Quarter, led by SleepscanTM VISIONTM, CeegraphTM VISIONTM and AuDX® products. Our domestic supplies, warranty, service and repair sales decreased 5% over the Fiscal 2004 Second Quarter, primarily due to the conclusion of research studies supported by governmental grants. This reduction in revenue was partially offset by increases due to the recognition of extended warranty revenue.

Domestic sales (including sales to Canada) for the Fiscal 2005 Six Months, representing 83% of net sales, increased 11% to $12,001 compared to $10,837 for the Fiscal 2004 Six Months. Increases in the electro-diagnostics products and systems segment, led by sleep monitoring (Sleepscan VISION), epilepsy monitoring (CeegraphTM VISION) and hearing screening product lines, were partially offset by decreases in the supplies, warranty, service and repair segment, with reductions primarily due to the conclusion of governmental research grants.

Foreign sales for the Fiscal 2005 Second Quarter, representing 19% of our net sales, increased 24% to $1,595 from $1,290 in the Fiscal 2004 Second Quarter. For the Fiscal 2005 Six Months, foreign sales represented 17% of net sales, and increased 3% to $2,492, compared to $2,409 for the Fiscal 2004 Six Months. The increase in foreign sales in the Fiscal 2005 Second Quarter reflected increased sales in both our electro-diagnostic products and systems segment and our supplies, services, warranty and repair segment. Sales growth in the hearing diagnostics area, where our Navigator Pro product line with our Auditory Evoked Potential (AEP) M.A.S.T.E.R technology continued to gain international acceptance, helped to offset sales declines in hearing screening systems as well as in sleep and epilepsy monitoring systems. International sales in our supplies, warranty, service and repair segment for the quarter were positively affected by approximately $150 of sales of our new HALOTM EarMuffin, which was introduced in the Fiscal 2005 Second Quarter.

For the Fiscal 2005 Six Months, foreign sales of our electro-diagnostic systems were flat; sales of our Navigator® Pro hearing diagnostic systems increased significantly over the Fiscal 2004 Six Months, reflective of the continued acceptance of our hearing diagnostic product lines. This increase was offset by sales declines in our hearing screening systems and our sleep and epilepsy monitoring systems. Foreign sales of our supplies, warranty, service and repair segment for the Fiscal 2005 Six Months increased over the Fiscal 2004 Six Months as a result of strong Ear Muffin sales.

Cost of Sales

Cost of sales for the Fiscal 2005 Second Quarter was $2,710, compared to $2,241 for the Fiscal 2004 Second Quarter. Cost of sales as a percentage of net sales was 33% in the Fiscal 2005 Second Quarter and 32% in the Fiscal 2004 Second Quarter, due primarily to shifts in product mix due to strong sales of our sleep monitoring and epilepsy monitoring systems within the electro-diagnostic products and systems segment. Cost of sales increased to $4,769 for the Fiscal 2005 Six Months compared to $4,316 for the Fiscal 2004 Six Months, due primarily to volume changes. Cost of sales as a percentage of net sales was 33% for both the Fiscal 2005 Six Months and the Fiscal 2004 Six Months.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for the Fiscal 2005 Second Quarter were $3,287, $192 higher than the $3,095 recorded for the Fiscal 2004 Second Quarter. This increase was primarily due to increased commissions and bonus expenses related to the strong sales quarter, travel, consulting and other payroll expenses, partly offset by a reduction in advertising expenses and legal, audit and tax fees. As a percentage of net sales, however, SG&A expenses were 40% for the Fiscal 2005 Second Quarter, as compared to 45% for the Fiscal 2004 Second Quarter. SG&A expenses increased $385 to $6,334 for the Fiscal 2005 Six Months compared to $5,949 for the Fiscal 2004 Six Months, due primarily to increased selling and marketing efforts relating to new product introductions in our disposables area, increased commissions and travel expenses associated with increased sales, and increased legal expenses, partly offset by reductions in telecommunications, audit and tax expenses.

Research and Development Expenses

Research and development (“R&D”) expenses for the Fiscal 2005 Second Quarter were $1,270, compared to $1,132 recorded for the Fiscal 2004 Second Quarter. The increase in R&D expenses was primarily due to increased investment in software development costs both domestically and abroad. As a percentage of net sales, R&D expenses were 15% for the Fiscal 2005 Second Quarter and 16% for the Fiscal 2004 Second Quarter. R&D expenses increased $134 to $2,278 for the Fiscal 2005 Six Months compared to $2,144 for the Fiscal 2004 Six Months. R&D expenses represented 16% of net sales for both the Fiscal 2005 Second Quarter and the Fiscal 2004 Second Quarter. The increased R&D spending was due to continued investment in our product development programs and a lower level of capitalized software development costs, partly offset by a reduction in consulting expenses.

Operating Income

We had operating income in the Fiscal 2005 Second Quarter of $975, compared to $459 for the Fiscal 2004 Second Quarter. Operating income for the Fiscal 2005 Six Months was $1,112 compared to $837 for the Fiscal 2004 Six Months. These increases were primarily due to higher gross profit, partially offset by increased SG&A and R&D expenses.

Interest Income

Net interest income for the Fiscal 2005 Second Quarter increased to $28 from $22 for the Fiscal 2004 Second Quarter, primarily due to increases in cash balances.

Income Tax

Income tax expense was $301 and $348 for the Fiscal 2005 Second Quarter and the Fiscal 2005 Six Months, respectively, both at 30% of pretax income. Income tax expense was $81 and $203 for the Fiscal 2004 Second Quarter and the Fiscal 2004 Six Months, respectively, or 17% and 23%, respectively, of pre-tax income. We began recording the favorable impact of historical and current year federal research and experimentation tax credits in the Fiscal 2004 Second Quarter, generating the lower tax expense for both the Fiscal 2004 Second Quarter and the Fiscal 2004 Six Months. Our income tax rate reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of deferred tax assets and anticipated tax credits.

Net Income

Net income for the Fiscal 2005 Second Quarter was $703, compared to $400 for the Fiscal 2004 Second Quarter. Diluted earnings per share (EPS) for the Fiscal 2005 Second Quarter was $0.15, compared to an EPS of $0.09 per diluted share for the Fiscal 2004 Second Quarter. The increase in EPS was due to increased net income, partially offset by an increase in the number of diluted shares. Net income for the Fiscal 2005 Six Months was $817, compared to $674 for the Fiscal 2004 Six Months. EPS for the Fiscal 2005 Six Months was $0.18 per diluted share, compared to an EPS of $0.15 per diluted share for the Fiscal 2004 Six Months. The increase in EPS was again due to increased net income, partially offset by an increase in the number of diluted shares.

Liquidity and Capital Resources

As of August 31, 2004, we had working capital of $18,105, a $1,393 increase from a working capital balance of $16,712 at February 29, 2004. Total cash and cash equivalents increased $1,767, from $12,750 at February 29, 2004 to $14,517 at August 31, 2004.

Cash Provided by Operating Activities

Net cash provided by operating activities for the Fiscal 2005 Six Months was $1,566 compared to $968 for the Fiscal 2004 Six Months. This increase was primarily due to a decrease in accounts receivable related to improved collections and an increase in net income, partially offset by replenishments of inventory levels and reductions in the accounts payable balance.

Net inventory as of August 31, 2004 was $2,024, a $116 increase from the February 29, 2004 level of $1,908. The increased shipment activity that occurred in the fourth quarter of fiscal 2004 reduced inventory levels below sustainable levels, and we increased our inventory levels to replenish our operating stock. We manage inventory by using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH as of August 31, 2004 was 76 days, a decrease from the 78 days we reported as of February 29, 2004.

Accounts receivable as of August 31, 2004 was $5,131, a decrease of $1,148 from the February 29, 2004 level of $6,279. This reduction was principally driven by collections during the first quarter of fiscal 2005 related to receivables generated as part of sales during the fourth quarter of fiscal 2004. The two key measurements we use to manage our receivables are: (1) days sales outstanding (DSO), and (2) the amount of customer account balances that are over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this methodology, our DSO at August 31, 2004 was 55 days, a six-day decrease from our DSO of 61 days as of February 29, 2004. Our other receivables measurement of past due balances greater than 90 days is indicative of the potential risk to us of the existence of uncollectible accounts that could exist in our receivables balances. At August 31, 2004, our past due receivables balances greater than 90 days decreased over 30% from its February 29, 2004 level.

Cash Used in Investing Activities

Net cash provided by investing activities for the Fiscal 2005 Six Months was $129, compared to cash flows used in investing activities of $262 for the Fiscal 2004 Six Months. In the Fiscal 2005 Second Quarter we collected a $526 receivable related to a medical claim that was settled with our stop-loss insurance carrier. This provision of cash was partly offset by increased capital spending and by an increase in the level of software development costs associated with our neurology products compared to that which was recorded in fiscal 2004.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities for the Fiscal 2005 Six Months were $72, compared to $11 for the Fiscal 2004 Six Months, related to the exercise of stock options. In November 2002, our Board of Directors authorized the repurchase of 250,000 of our shares of common stock, of which 80,700 have been acquired to date. No shares have been repurchased during the current fiscal year.

We believe available cash balances and cash flows from operations will satisfy our liquidity and capital requirements for the foreseeable future. As of August 31, 2004, our cash balances of $14,517 represented over 50% of our total assets, and we had no interest bearing debt. To the extent that our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have available to us a $1,000,000 unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

From time to time, we explore various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of our securities. However, we have no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed.

Recent Litigation

On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking damages. A brief description of this lawsuit may be found in Part II, Item 1 of this Form 10-Q. Please also see the disclosure in Exhibit 99.1, “Risk Factors” under the caption “Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and variable-rate short-term cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income. At current investment levels, our annual results of operations and statement of financial condition would vary by approximately $145,000 for every 1% change in the short-term interest rate. Exchange rate risk is not material for us. Less than US$25,000 resides in accounts denominated in foreign currency. Also, virtually all of our sales transactions are denominated in United States dollars, essentially eliminating the impact of exchange rates on the carrying value of our assets. Finally, the United States dollar is our functional currency for our Israeli operation, so there is no transaction or translation exchange rate concerns with that operation.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Corporate Controller, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of August 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the our internal control over financial reporting that occurred during the quarterly period ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As reported in our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2004, on April 22, 2004, Marcus L. Forsythe and Elizabeth Forsythe of Multnomah County, Oregon (the “Plaintiffs”) filed a Second Amended Complaint naming the Company as a defendant in a lawsuit against several parties that was filed in the Circuit Court of the State of Oregon for the County of Multnomah. The Plaintiffs allege that they have suffered damages as a result of auditory brain stem response and other related testing Mr. Forsythe underwent in April 2002 that was allegedly conducted, in part, using Bio-logic equipment. Plaintiffs seek to recover an aggregate of $12,300,000 in damages from the defendants for physical pain and suffering, emotional distress, the loss of past income and benefits, past and future medical, therapy, medication and household costs, and other foregone benefits, as well as unspecified damages for future loss of income earning capacity.

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

In addition to the legal proceeding described above, in the ordinary conduct of our business, we are subject to various other lawsuits and claims, covering a wide range of matters. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on July 22, 2004. The Company’s stockholders voted as follows to elect two Class III directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Gabe Raviv, Ph.D	3,869,076	193,075
Craig W. Moore	3,812,589	249,562

In addition to Dr. Raviv and Mr. Moore, the following directors’ terms of office as directors continued after the meeting: Roderick G. Johnson, Albert Milstein and Lawrence D. Damron.

The Company’s stockholders also voted as follows to approve Bio-logic System Corp. 2004 Stock Incentive Plan:

Votes For:	Votes Against:	Abstentions:	Broker Non- Votes:
1,137,018	1,075,867	8,700	1,840,566

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2004	By:	/s/ Gabriel Raviv
Gabriel Raviv,
Chairman and Chief Executive Officer
(principal executive officer)

Date: September 17, 2004	By:	/s/ Michael J. Hanley
Michael J. Hanley,
Corporate Controller
(principal financial and accounting officer)