Form 10-Q
period 2004-11-30
BIO LOGIC SYSTEMS CORP
filed 2005-01-14
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended November 30, 2004

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

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 11, 2005
Common Stock $.01 par value	4,263,423

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at November 30, 2004 (Unaudited) and February 29, 2004	3

		Condensed Consolidated Statements of Operations and Retained Earnings for the three months and nine months ended November 30, 2004 and 2003 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2004 and 2003 (Unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 6.	Exhibits	17

Signatures			18

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	November 30, 2004	February 29, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,037	$12,750
Accounts receivable, net	5,749	6,279
Inventories, net	2,308	1,908
Prepaid expenses	282	498
Deferred income taxes	1,261	1,520

Total current assets	24,637	22,955

PROPERTY, PLANT AND EQUIPMENT - Net	2,225	2,051
INTANGIBLE ASSETS-Net	1,742	1,584
OTHER ASSETS	366	78
OTHER RECEIVABLES	—	526

TOTAL ASSETS	$28,970	$27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,945	$1,357
Accrued salaries and payroll taxes	1,452	1,519
Accrued other expenses	1,586	1,740
Accrued income taxes	—	358
Deferred revenue	1,221	1,269

Total current liabilities	6,204	6,243

DEFERRED INCOME TAXES	783	672

Total liabilities	6,987	6,915

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 10,000,000 shares; 4,315,473 issued and 4,240,473 outstanding at November 30, 2004; 4,246,921 issued and 4,171,921 outstanding at February 29, 2004;	43	43
Additional paid-in capital	5,374	5,159
Retained earnings	16,933	15,444

Stockholders’ equity before treasury stock	22,350	20,646

Less treasury stock, at cost: 75,000 shares at November 30, 2004 and February 29, 2004	367	367

Total stockholders’ equity	21,983	20,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,970	$27,194

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Operations and Retained Earnings

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
NET SALES	$7,765	$6,962	$22,257	$20,208

COST OF SALES	2,775	2,431	7,542	6,746

Gross Profit	4,990	4,531	14,715	13,462

OPERATING EXPENSES:
Selling, general & administrative	3,183	2,918	9,518	8,868
Research & development	1,094	1,000	3,372	3,143

Total operating expenses	4,277	3,918	12,890	12,011

OPERATING INCOME	713	613	1,825	1,451

OTHER INCOME (EXPENSE):
Interest income	34	39	94	77
Interest expense	(8)	—	(16)	—
Miscellaneous	—	—	1	2

Total other income	26	39	79	79

INCOME BEFORE INCOME TAXES	739	652	1,904	1,530

PROVISION FOR INCOME TAXES	67	70	415	274

NET INCOME	$672	$582	$1,489	$1,256

RETAINED EARNINGS, BEGINNING OF PERIOD	16,261	14,236	15,444	13,562

RETAINED EARNINGS, END OF PERIOD	$16,933	$14,818	$16,933	$14,818

EARNINGS PER SHARE:
Basic	$0.16	$0.14	$0.35	$0.30

Diluted	$0.15	$0.13	$0.32	$0.28

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,489	$1,256

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	521	584
Deferred income tax provision	371	—
(Increases) decreases in assets:
Accounts receivable	530	428
Inventories	(400)	594
Prepaid expenses	216	100
Increases (decreases) in liabilities:
Accounts payable	588	(1,165)
Accrued liabilities and deferred revenue	(269)	280
Accrued income taxes	(358)	(385)

Net cash flows provided by operating activities	2,688	1,692

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(420)	(221)
Intangible assets	(434)	(373)
Other assets	(288)	428
Other receivables	526	—

Net cash flows used in investing activities	(616)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	215	14

Net cash flows provided by financing activities	215	14

INCREASE IN CASH AND CASH EQUIVALENTS	2,287	1,540

CASH AND CASH EQUIVALENTS - Beginning of period	12,750	10,678

CASH AND CASH EQUIVALENTS - End of period	$15,037	$12,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Cash paid during the period for:
Income taxes (net of refunds)	$418	$705

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

These unaudited interim condensed consolidated financial statements of Bio-logic Systems Corp. (the “Company,” “we” or “us”) were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004 (the “Annual Report”). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. Operating results for the three and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For additional information, refer to the Annual Report.

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

Accounts Receivable - The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition. New non-institutional customers are generally subject to a deposit. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, and are generally due within 30 days for domestic customers and 60 days for international customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories - Inventories consist principally of components, parts and supplies, and are stated at the lower of cost, determined by the First-in, First-out method, or market. Inventories (in thousands) consist of the following:

	November 30, 2004	February 29, 2004
Raw Materials	$1,622	$1,245
Work In Process	1,228	1,060
Finished Goods	451	263

Gross Inventory	3,301	2,568
Less Reserves	993	660

Net Inventory	$2,308	$1,908

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three years to forty years.

Intangible Assets - Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period.

Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying values to the undiscounted estimated future cash flows and/or operating income from related operations.

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	November 30, 2004			February 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized Research and Development	$2,205	$(611)	$1,594	$1,771	$(382)	$1,389
Patents and Trademarks	181	(98)	83	181	(76)	105
Licenses	177	(112)	65	177	(87)	90

Total Amortizable Intangible Assets	$2,563	$(821)	$1,742	$2,129	$(545)	$1,584

Long-Lived Assets – The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the nine-month periods ended November 30, 2004 and 2003.

Other Assets – Other assets consist mainly of long-term trade receivables and capitalized costs associated with business development activities. Any required reserves for long-term trade receivables are recorded as part of the Allowance for Doubtful Accounts; there are currently no reserve requirements.

Other Receivables – Other receivables at February 29, 2004 consisted of a medical claim receivable that was collected during fiscal 2005.

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

Research and Development Costs – Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally-generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. We account for the capitalization of software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed;” specifically: (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where technological feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes - Deferred tax assets and liabilities are computed quarterly for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,479,830 and $2,876,107 as of November 30 and February 29, 2004, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

Dollar amounts in the following discussion are in thousands except for per share amounts.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net income, as reported	$672	$582	$1,489	$1,256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(182)	(167)	(530)	(460)

Pro-forma net income	$490	$415	$959	$796

Earnings per share:
Basic - as reported	$0.16	$0.14	$0.35	$0.30

- pro forma	$0.12	$0.10	$0.23	$0.19

Diluted - as reported	$0.15	$0.13	$0.32	$0.28

- pro forma	$0.11	$0.09	$0.21	$0.18

Earnings per Share – Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares, which totaled 4,632,981 and 4,588,571 for the Fiscal 2005 Third Quarter and the Fiscal 2005 Nine Months, respectively.

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

Revenue (in thousands) from customers by segment is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Electrodiagnostic products and systems	$5,558	$4,971	$16,106	$14,302
Supplies, warranty, service and repair	2,207	1,991	6,151	5,906

Total	$7,765	$6,962	$22,257	$20,208

Revenue (in thousands) from customers by geographic area is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
United States	6,247	5,446	17,866	15,814
Europe and Asia	1,226	1,086	2,888	3,246
Other	292	430	1,503	1,148

Total	7,765	6,962	22,257	20,208

For the fiscal quarters ended November 30, 2004 and 2003, there were no sales to a single customer that accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and overseas; all intangible assets are domiciled in the United States. Long-lived assets by country, net of accumulated depreciation and amortization, are as follows (in thousands):

	November 30, 2004	February 29, 2004
United States	$3,939	$3,589
Other	28	46

Total	$3,967	$3,635

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

Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from this litigation, including defense costs and out of pocket expenses, and therefore the results of this litigation should not have a material adverse effect on our business, assets, financial condition, liquidity and results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123-Revised (“SFAS No. 123-R”) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and will require all companies to estimate the fair value of incentive stock options granted and then amortize that estimated fair value to expense over the options’ vesting periods. SFAS No. 123-R is effective for all periods beginning after June 15, 2005. The Company currently accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee or outside director compensation costs related to stock option grants are currently reflected in net income, as all option awards granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company is required to adopt SFAS No. 123-R by the third quarter of Fiscal 2006. The section titled “Stock-Based Compensation” disclosed earlier in these notes shows pro forma information as if the Company had elected to adopt the requirements of the previously issued SFAS No. 123. The Company is currently determining the extent to which the adoption of SFAS No. 123-R will have on its results of operations or financial position.

Reclassifications - Certain reclassifications were made to fiscal 2004 amounts to conform to current year financial presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Exhibit 99.1, “Risk Factors”, filed with this Form 10-Q, which may cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. The forward-looking statements within this Form 10-Q may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q, and the audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed with the Securities and Exchange Commission on June 1, 2004 (the “Annual Report”).

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

Our electro-diagnostic products and systems segment accounted for 72% of our total net sales in the fiscal quarter ended November 30, 2004; historical contributions of this segment to our total net sales are generally between 70% and 75%. System sales typically represent capital expenditures on the part of our customers. The demand in the United States for initial hearing screening products in hospitals has declined from the prior year due to market saturation; sales in this market are more replacement in nature. However, we have experienced sales growth of these products in alternate markets. Our focus for domestic hearing systems relate to the diagnosis of babies referred for further testing after initial screening. Our M.A.S.T.E.R™ diagnostics product offering has gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant. Also, during the third quarter of Fiscal 2005 we began shipping new software (CHAMP) that assists audiologists in detecting Meniere’s Disease, an affliction that affects over 2.6 million Americans. Meniere’s Disease is characterized by attacks of vertigo, fluctuating hearing loss, ringing in the ear (tinnitus) and a sense of fullness in the ear. The EEG market for short-term and long-term monitoring is essentially flat, with significant competition from a feature and technology point of view. Our sleep diagnostic products and systems target the growing market for sleep apnea monitoring. Earlier this year, we introduced the VISION™ product line, which adds several competitive features to both our EEG and sleep monitoring products, and has had favorable initial acceptance in the marketplace, especially in the sleep monitoring area. The timing of system sales can be affected by many factors, including product features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioners’ capital availability. These factors can materially impact revenues and earnings from one quarter to the next.

Our supplies, warranty, service and repair segment sells disposable products to our installed customer base as well as to owners of our competitors’ systems. Certain proprietary hearing products such as the Ear Muffin™ and the HALO Ear Muffin (the “HALO”) transducers are the basis for much of the revenue and profit growth in this segment. The HALO was introduced earlier this year and has experienced favorable initial acceptance. We experience intense competition related to our Ear Muffin and HALO products, which are designed for use on Bio-logic’s systems, as well as for use as an equivalent product to replace the Natus® EarCoupler® and Flexicoupler® disposables. In addition to the one-year warranty that is provided as part of purchasing our electro-diagnostic systems, we offer our customers extended warranties up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty. Finally, a small part of our revenue is generated from governmental research grants.

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

Inventory Valuation

Inventories consist principally of components, parts, supplies and demonstration equipment, are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for unmarketability, equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to the proprietary nature of many of our raw materials and components, we generally do not sell excess or obsolete inventory to third parties. Demonstration inventory is sold at a discount, thus generating similar margins to new systems sold.

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

Results of Operations

Net Sales

Net sales for the three month period ended November 30, 2004 (the “Fiscal 2005 Third Quarter”) were $7,765, a 12% increase from $6,962 in the three month period ended November 30, 2003 (the “Fiscal 2004 Third Quarter”). Net sales for the nine month period ended November 30, 2004 (the “Fiscal 2005 Nine Months”) were $22,257, a 10% increase from $20,208 in the nine month period ended November 30, 2003 (the “Fiscal 2004 Nine Months”).

Domestic sales for the Fiscal 2005 Third Quarter, which include sales to Canada, were $6,383, or 82% of net sales. This represents a 14% increase from $5,617, or 81% of net sales, from the Fiscal 2004 Third Quarter. Domestic electro-diagnostic products and systems sales increased 14% in the Fiscal 2005 Third Quarter over the Fiscal 2004 Third Quarter. Our Sleepscan product line sales increased significantly from the Fiscal 2004 Third Quarter, primarily due to the introduction of our new VISION product offering which improved our competitive advantage in sleep monitoring. Sales of our hearing screening and diagnostic products also increased in the Fiscal 2005 Third Quarter over the Fiscal 2004 Third Quarter. These increases were partially offset by sales declines in our EEG monitoring product line.

Supplies, warranty, service and repair sales increased 13% domestically over the Fiscal 2004 Third Quarter, primarily due to the acceptance of our HALO transducer introduced earlier in the year, and to the increase in our customer base using the HALO as a result of our customer conversion efforts. These increases were offset by reductions in our governmental contract revenue due to the conclusion of certain research studies supported by governmental grants.

Domestic sales (including sales to Canada) for the Fiscal 2005 Nine Months, representing 83% of net sales, increased 12% to $18,383 compared to $16,455 for the Fiscal 2004 Nine Months. Increases in electro-diagnostic system were led by sleep monitoring systems related to the introduction of our VISION product offering, and by hearing screening and diagnostic sales. Supplies, warranty, service and repair sales were also higher, led by increased sales of disposable products, mainly of our Ear Muffin and HALO products, partly offset by reductions in governmental contract revenue related to the conclusion of research grants.

Foreign sales for the Fiscal 2005 Third Quarter, representing 18% of the Company’s net sales, increased 3% to $1,382 from $1,345 in the Fiscal 2004 Third Quarter. For the Fiscal 2005 Nine Months, foreign sales represented 17% of net sales, and increased 3% to $3,874, compared to $3,753 for the Fiscal 2004 Nine Months. For the Fiscal 2005 Third Quarter, sales growth in both the hearing diagnostics area, where our Navigator® Pro product line with our M.A.S.T.E.R technology continues to gain international acceptance, and in our epilepsy monitoring area, helped to offset sales reductions in hearing screening systems. Although for the Fiscal 2005 Nine Months, foreign sales of the Company’s electro-diagnostic systems were essentially flat, significant sales increases of our Navigator Pro hearing diagnostic systems over the Fiscal 2004 Nine Months were offset by sales declines in our hearing screening systems and our sleep, EEG and epilepsy monitoring systems. Supplies, warranty, service and repair sales also increased, led by increased sales of disposable products, mainly of our Ear Muffin and HALO products.

Cost of Sales

Cost of sales for the Fiscal 2005 Third Quarter was $2,775, compared to $2,431 for the Fiscal 2004 Third Quarter. Cost of sales as a percentage of net sales was 36% in the Fiscal 2005 Third Quarter and 35% in the Fiscal 2004 Third Quarter, due primarily to shifts in product mix within electro-diagnostic products and systems, offset in part by decreases in inventory reserves. Cost of sales increased to $7,542 for the Fiscal 2005 Nine Months compared to $6,746 for the Fiscal 2004 Nine Months, due primarily to volume changes, partially offset by decreases in subcontractor installation services and inventory reserves. Cost of sales as a percentage of net sales was 34% for the Fiscal 2005 Nine Months and 33% for the Fiscal 2004 Nine Months, again due to mix changes within the electro-diagnostic products and systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the Fiscal 2005 Third Quarter were $3,183, $265 higher than the $2,918 recorded for the Fiscal 2004 Third Quarter. This increase in SG&A expenses was primarily due to higher selling expenses related to improved sales, and to increased professional services, bad debt provisions and payroll-related expenses, partly offset by a reduction in the provision for medical plan expenses, and in fees for tax services. As a percentage of net sales, however, SG&A expenses were 41% for the Fiscal 2005 Third Quarter, as compared to 42% for the Fiscal 2004 Third Quarter. SG&A expenses increased $650 to $9,518 for the Fiscal 2005 Nine Months compared to $8,868 for the Fiscal 2004 Nine Months, due primarily to higher expenses associated with increased sales, and increased professional services, bad debt provisions and payroll-related expenses, partly offset by reductions in customer seminar expenses, fees for tax services, and in the provision for medical plan expenses.

Our management initiated a review of our internal controls, as is required by Section 404 of the Sarbanes-Oxley Act of 2002, during the Fiscal 2005 Three Months. To date, we have incurred approximately $70 in professional services expenses in connection with the Section 404 review process, contributing to the increased levels of SG&A expenses we experienced both in the Fiscal 2005 Third Quarter and in the Fiscal 2005 Nine Months.

Research and Development Expenses

Research and development (“R&D”) expenses for the Fiscal 2005 Third Quarter were $1,094, compared to $1,000 recorded for the Fiscal 2004 Third Quarter. As a percentage of net sales, R&D expenses were 14% for both the Fiscal 2005 Third Quarter and the Fiscal 2004 Third Quarter. The increase in R&D expenses was primarily due to higher bonus provisions and payroll-related expenses, and an increased investment in software development costs both domestically and abroad, partly offset by a reduction in consulting expenses associated with governmental grant activities and increases in the portion of software development costs that are being capitalized. R&D expenses increased $229 to $3,372 for the Fiscal 2005 Nine Months compared to $3,143 for the Fiscal 2004 Nine Months. R&D expenses represented 15% of net sales for the Fiscal 2005 Nine Months and 16% for the Fiscal 2004 Nine Months. The increased R&D expense again was due to higher bonus provisions and payroll-related expenses, and increased investment in our product development, partly offset by a reduction in consulting expenses and increases in the portion of software development costs that are being capitalized.

Operating Income

We had operating income in the Fiscal 2005 Third Quarter of $713, compared to $613 for the Fiscal 2004 Third Quarter. The increase was due primarily to higher gross profit partly offset by increased SG&A and R&D expenses. Operating income for the Fiscal 2005 Nine Months was $1,825 compared to $1,451 for the Fiscal 2004 Nine Months, again due to increased gross profit partly offset by increases in SG&A and R&D expenses.

Interest Income

Net interest income for the Fiscal 2005 Third Quarter decreased to $26 from $39 for the Fiscal 2004 Third Quarter, primarily driven by interest expenses associated with various historical tax obligations. Net interest income for the Fiscal 2005 Nine Months was $78, compared to $77 for the Fiscal 2004 Nine Months.

Income Tax

Income tax expense was $67 and $415 for the Fiscal 2005 Third Quarter and the Fiscal 2005 Nine Months, respectively, or 9% and 22%, respectively, of pretax income. Income tax expense was $70 and $274 for the Fiscal 2004 Third Quarter and the Fiscal 2004 Nine Months, respectively, or 11% and 18%, respectively, of pretax income. We reduced our accrual for income taxes in the Fiscal 2005 Third Quarter related to the closure of tax years for which these provisions were initially established. The Company’s income tax rate reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of deferred tax assets and estimated tax credits.

Net Income

Net income for the Fiscal 2005 Third Quarter was $672, compared to $582 for the Fiscal 2004 Third Quarter. Diluted earnings per share (“EPS”) for the Fiscal 2005 Third Quarter was $0.15, compared to $0.13 per diluted share for the Fiscal 2004 Third Quarter. The increase in EPS was due to higher pretax income, partially offset by an increase in the number of outstanding shares.

Liquidity and Capital Resources

As of November 30, 2004, we had working capital of $18,262, a $1,550 increase from a working capital balance of $16,712 at February 29, 2004. Total cash and cash equivalents increased $2,287, from $12,750 at February 29, 2004 to $15,037 at November 30, 2004.

Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended November 30, 2004 was $2,688 compared to $1,692 for the nine months ended November 30, 2003. This increase was primarily due to a decrease in accounts receivable related to improved collections, decreases in deferred tax provisions, and increases in accounts payable balances. These sources of cash flows were partly offset by replenishments of inventory levels.

Net inventory at November 30, 2004 was $2,308, a $400 increase from the February 29, 2004 level of $1,908. The increased shipment activity that occurred in the fourth quarter of fiscal 2004 reduced inventory levels below sustainable levels, and we increased our inventory levels to replenish our operating stock. We manage inventory by using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH as of November 30, 2004 was 81 days, up from 77 days at the end of fiscal 2004.

Net accounts receivable at November 30, 2004 was $5,749, a decrease of $530 from the February 29, 2004 level of $6,279. This reduction was principally driven by collections during the first quarter of fiscal 2005 related to receivables generated due to a higher level of sales during the fourth quarter of fiscal 2004. We manage our receivables through the use of two key metrics: (1) days sales outstanding (“DSO”) and (2) the amount of customer account balances that are over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply looking at the dollar change in the receivables account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this methodology, our DSO at November 30, 2004 was 63 days, a two-day increase from our DSO of 61 days at February 29, 2004. Our other receivables measurement of past due balances greater than 90 days is indicative of the potential risk to us of the existence of uncollectible accounts that could exist in our receivables balances. At November 30, 2004, our past due receivables balances greater than 90 days decreased over 30% from the February 29, 2004 level.

Cash Used in Investing Activities

Net cash used in investing activities for the Fiscal 2005 Nine Months was $616, compared to net cash flows used in investing activities of $166 for the Fiscal 2004 Nine Months. Our fiscal 2005 use of cash was driven by increased capital spending, increases in the level of capitalized software development costs associated with our neurology products, and the capitalization of costs related to business development activities. These uses were partly offset by the collection of a $526 receivable related to a medical claim that was settled during the second quarter of Fiscal 2005.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities for Fiscal 2005 Nine Months were $215, compared to $14 for the Fiscal 2004 Nine Months, related to the exercise of stock options.

We believe available cash balances and cash flows from operations will satisfy the liquidity and capital requirements of our current operations for the foreseeable future.

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

Recent Developments

On January 7, 2005, Bio-logic’s Board of Directors declared a three-for-two stock split on its Common Stock, to be effected as a 50 percent stock dividend. The new shares and cash payments in lieu of fractional shares will be distributed on February 11, 2005, to stockholders of record on January 26, 2005. As a result of the split, stockholders will receive one additional share of Common Stock for every two shares owned on January 26, 2005. Cash payments in lieu of fractional shares will be based on the closing price of the Common Stock on the record date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and variable-rate short-term cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income. At current investment levels, our annual results of operations and statement of financial condition would vary by approximately $150,000 for every 1% change in our short-term interest rate. Exchange rate risk is not material for us. Less than US$25,000 resides in accounts denominated in foreign currency. Also, virtually all of our sales transactions are denominated in United States dollars, essentially eliminating the impact of exchange rates on the carrying value of our assets. Finally, the United States dollar is our functional currency for our Israeli operation, so there is no transaction or translation exchange rate concerns with that operation.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Corporate Controller, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Corporate Controller concluded that, as of November 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Corporate Controller, as appropriate, to allow timely decisions regarding required disclosure.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We intend to vigorously defend against the claims brought in the Forsythe litigation. Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from the Forsythe litigation including defense costs and out of pocket expenses, and therefore, that the Forsythe litigation should not have a material adverse effect on our business, assets, financial condition, liquidity and results of operations.

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

Date: January 11, 2005	By:	/s/ Gabriel Raviv
Gabriel Raviv,
Chairman and Chief Executive Officer
(principal executive officer)

Date: January 11, 2005	By:	/s/ Michael J. Hanley
Michael J. Hanley
Corporate Controller
(principal financial and accounting officer)