Form 10-K
period 2005-02-28
BIO LOGIC SYSTEMS CORP
filed 2005-05-27
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

The aggregate market value of the registrant’s common stock held by nonaffiliates as of August 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $19,382,129, based on the closing price of the registrant’s Common Stock as of such date reported by the NASDAQ National Market. Shares of the Registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the Outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 6, 2005, the issuer had 6,605,649 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s 2005 Annual Meeting of Stockholders scheduled to be held on July 14, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

All share amounts contained in this Annual Report on Form 10-K have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend, paid on February 11, 2005, to stockholders of record as of January 26, 2005.

PART I

Item 1. Business

This report contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report that could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in “Risk Factors” in Item 1 “Business” of this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward Looking Statements.”

We design, develop, assemble and market computer-based electrodiagnostic systems for use by hospitals, clinics, universities and physicians. We also sell disposable supplies for these systems, and perform service and repair activities either under warranty or on a fee for service basis. The principal procedures performed by our systems include automated auditory brainstem response testing, otoacoustic emissions testing used for infant hearing screening, evoked response testing used for hearing diagnosis, polysomnography (sleep disorder diagnostics), electroencephalography (EEG) for routine and long-term epilepsy monitoring, continuous brain function monitoring in the ICU, and other quantitative EEG analyses. These tests are typically used by medical practitioners specializing in fields such as audiology, otolaryngology, neurology, pulmonology, anesthesiology, intensive care and psychiatry to aid in diagnosis of certain neurological, sensory and psychiatric disorders, and to monitor brain function in the intensive care unit and operating room.

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

Electrodiagnostic Products and Systems—Overview

Our products and systems collect and analyze data typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain state, brain disorders and tumors, sensory disorders, sleep disorders and hearing loss (including hearing screening and diagnostic procedures).

Our systems are modular, consisting of PCs or PDAs purchased from third parties that interface with our proprietary software and peripheral devices. Any combination of our diagnostic tests can be included in a system, depending on the user’s specialty and requirements. We have developed software that enables medical personnel to administer diagnostic tests, control various aspects of testing, and record and process data generated by the tests utilizing standard database formats. Our systems are intuitive by design and do not require advanced computer skills on the part of the customer to operate, allowing users to test patients on a cost effective basis. We view cost effectiveness and ease of operation as important competitive advantages of our systems.

The majority of our systems perform tests by means of sophisticated proprietary hardware and software. The software provides the means for the operator to input information, test parameters or specify hardware setting adjustments. Testing can be interrupted, continued or aborted at any time. Our systems can be expanded beyond the main system to include remote monitors or “review stations” that allow data collected on one system to be analyzed on another system in a location convenient to the physician. Because our systems are PC-based, the user’s PC can be converted into a review station for Bio-logic products just by installing our software, and can then be used in conjunction with a variety of commercially available programs, such as word processing and database management programs.

We incorporate recent advances in computer communications, networking and remote control into our products to allow our customers to view and control tests in real-time on a remote system. This is particularly useful for consultation during monitoring in the operating room and in connection with tests performed at alternate sites outside the hospital. This environment also allows our customers to transfer test results, reports and patient information among different systems, review and analyze records stored in remote locations, and share archiving media (such as DVD) and printing devices among several systems. These enhancements are designed to increase the efficiency and productivity of product operations and minimize the need for our customers to purchase additional equipment. Our more recent product introductions take advantage of electronic component miniaturization, which has allowed us to develop more compact devices for ambulatory testing, the results of which can be reviewed on a review station.

In addition to testing and monitoring patients, hospitals, universities, private clinics and physicians use our systems to conduct research. Bio-logic continues to partner with certain of these institutions to develop new applications for electrodiagnostic testing.

Electrodiagnostic Products and Systems

Hearing Screening and Diagnostic Products

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in most of these systems is either electrodiagnostic in nature or measures a response from the auditory system known as an otoacoustic emission (OAE), as discussed below. In fiscal 2005, we added functionality to the hearing products line that facilitates testing of functional speech intelligibility in noise (HINT® Pro) and assessment of biological markers for auditory processing (BioMAP™).

Electrodiagnostic systems record electrical activity generated in the central nervous system. An electrodiagnostic testing device delivers acoustic stimuli to the ears while electrodes placed on the scalp record the brain’s electrical response. The most common auditory test performed with electrodiagnostic equipment is the auditory brainstem response (ABR) test. This test, which records brain waves that correspond to responses from the inner ear and brain stem, is used to screen for and define hearing loss characteristics, particularly for patients who cannot reliably verbally respond to standard behavioral tests of hearing. A technician with minimal training can operate an instrument that performs an automated ABR screening test. More advanced ABR testing techniques that either define the nature of the hearing loss or that screen for other auditory abnormalities such as an acoustic tumor, require the expertise of an individual, usually an audiologist or an ENT, who has extensive training, an understanding of the technology being used, and the ability to interpret complex waveforms that represent the brain’s electrical activity.

Stacked ABR™, a modification of the standard ABR measure, was developed to improve the sensitivity of ABR as a screening tool for auditory nervous system abnormalities. Currently, patients suspected of having an acoustic tumor, for example, are routinely referred for expensive Magnetic Resonance Imaging (MRI) tests because a less expensive screening method that has acceptable sensitivity to the presence of small tumors is not available. Based on the research and clinical data collected to date, stacked ABR holds significant promise as a viable, sensitive screening tool for auditory nervous system abnormalities, such as small acoustic tumors.

The Cochlear Hydrops Assessment Masking Procedure (CHAMP™) is a new module, exclusively licensed from House Ear Institute and incorporated into our Navigator® Pro product, that assists in the evaluation of cochlear hydrops, a fluid imbalance condition in the inner ear often associated with Meniere’s disease. CHAMP is a modified ABR test that uses unique acoustic stimuli and response measures to elicit a response pattern characteristic of cochlear hydrops.

BioMAP™, the Biological Marker for Auditory Processing technique, uses speech stimuli to generate an ABR. Research has shown that some children with auditory learning problems show poor BioMAP responses to speech. These children responded favorably to treatment with a specialized auditory training program. Post-treatment improvement in BioMAP recordings as well as performance on certain behavioral tests of auditory processing suggest that BioMAP responses may help to predict which children will benefit from this treatment, and can assist in the tracking of a child’s progress over time.

Otoacoustic Emissions (OAE) testing is a non-invasive, objective technique for evaluating the function of the cochlea, the sensory organ of the auditory system. OAE instrumentation introduces calibrated sounds into the patient’s ear and measures the acoustic response generated by cochlear outer hair cells in response to the signal. The measurement of an emission greater in amplitude than the level of the ambient acoustic noise suggests functional cochlear structures; patients with hearing losses due to cochlear dysfunction will have small or absent OAEs. OAE testing requires little patient preparation and can be completed in as few as seven seconds per ear, making this procedure a standard hearing screening test for patients of all ages. Additionally, OAE is commonly used as a verification test included as part of a complete diagnostic audiologic test battery.

In fiscal 2005, we continued to penetrate the infant hearing screening market internationally with our ABaer® Cub (the “Cub”), which couples our proprietary hardware with a standard personal digital assistant (PDA) device instead of a laptop or desktop computer. The Cub was based on our ABaer screening product that we introduced in August 2001. The Cub is more portable than the ABaer, battery-operated and economically priced to meet the needs of the segment of the newborn hearing screening market requiring portable devices. ABaer Cub has over five languages available and has its own data base capabilities; it can also export data to third party databases such as state or countrywide screening programs. Both the ABaer and the ABaer Cub utilize automated ABR and/or OAE technology, and incorporate sophisticated signal detection methods so that the operator does not have to be skilled at data interpretation.

The M.A.S.T.E.R® technology, introduced in fiscal 2003, continued to show strong market acceptance during fiscal 2005. M.A.S.T.E.R defines the magnitude of hearing loss at specific frequencies, and is suitable in situations where patients cannot actively participate in the testing process. M.A.S.T.E.R allows both ears to be tested simultaneously and with multiple frequencies to define hearing loss characteristics quickly. We plan to enhance our computer-assisted interpretation features to meet the expanding needs of hearing health care givers who are involved in the follow-up of infants referred with the suspicion of hearing loss.

We continue to add functionality to our AuDX® product line. These hand-held hearing screening devices, offered in a variety of configurations with different options, use OAE technology to rapidly screen for hearing impairment. They are suitable for use with newborns as well as older children and adults. We expanded the flexibility of these devices in fiscal 2005 by offering a test protocol that can be used to screen adults for hearing loss. This protocol expands the AuDX screening market into the internal medicine and family practice area for use on those adults where mild amounts of hearing loss pose little communication barrier for an adult listener. Adults whose hearing loss does impact their ability to effectively communicate would be referred to an audiologist for a full evaluation, potentially one where our Navigator® Pro hearing diagnostic system would be used.

Computerized Electroencephalograph (EEG)

We also design, manufacture and market a full line of computerized instruments (electroencephalographs) used to help diagnose the presence of seizure disorders, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases and metabolic disturbances that affect the brain, evaluate sleep disorders and investigate periods of unconsciousness. This type of testing is also done to confirm brain death in comatose patients. These systems work by detecting and recording the brain’s tiny electrical impulses (EEGs). Routine EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists review and interpret the results.

Routine outpatient EEG testing is performed both in private physicians’ offices and hospital EEG laboratories, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEG and behavior is used to determine if surgical solutions are appropriate.

Our Ceegraph® VISION line of computerized EEG systems includes a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 128 channels, and powerful physician review stations with advanced quantitative EEG analysis capabilities.

Netlink™ EEG is a proprietary amplifier that interfaces the patient and computer and incorporates recent advances in amplifier and ergonomic design. Recent innovations in electronics technology and advanced internet protocol (IP) data transmission enable Netlink EEG to provide recordings of up to 32 channels of digital data using Ethernet communication. Its custom cart allows the instrument to be moved easily and adjusted to the configuration needed.

Netlink LTM is designed for use in long-term epilepsy monitoring applications allowing laboratories to place amplifiers and recording PCs anywhere in the facility using Ethernet data transmission, eliminating commonly encountered connectivity and associated data quality issues. We also offer two automated spike and seizure detection software options that assist in the identification of clinical events indicative of epilepsy: Stellate and Persyst. Stellate Systems’ patented algorithms include newborn seizure, seizure onset and state-dependent seizure detection. Persyst’s Reveal is also a neural network algorithm that detects spikes and seizures in adults and children.

A digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain, is available for Ceegraph VISION systems utilizing Netlink EEG and LTM amplifiers, and for Ceegraph XL.

SmartPack™, a patented software option available with the Ceegraph line, is an innovative data compression process that reduces the size of data files by as much as 60%. Data compression is performed in real-time with no loss of information.

Universal Reader™ is a physician’s review station that permits fast and easy data analysis in a graphical format using Ceegraph software.

The Netlink Traveler® is a solid-state, battery-operated ambulatory recorder for seizure monitoring that records continuous information from up to 32 channels and saves data on a removable flash card. Data can immediately be reviewed and analyzed using Ceegraph VISION and automatic spike and seizure programs.

Computerized Polysomnography (Diagnostic Sleep Analysis)

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia and narcolepsy. We offer a broad range of products for the contemporary sleep laboratory, including fully configured laboratory systems, portable systems and ambulatory recorders for home monitoring. Our Sleepscan® systems provide flexible report generation capabilities, expert analysis modules and many advanced features.

A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, EKG and other parameters. These recordings result in over 1,000 pages of data that must be reviewed, analyzed, scored by a specialist and summarized in a report—typically a costly and time-consuming process. Our Sleepscan system stores all of this information digitally and provides time-saving features and software for acquiring and analyzing data. Its flexibility enables the user to specify rules and personal preferences to be used during analysis. Once these rules and preferences are set, the system rapidly performs this analysis, summarizing the results graphically and incorporating them into a readily available detailed report. The user has the ability to verify the analysis, manually override sections as needed, modify parameters and then re-analyze the data. We offer Sleepscan Netlink systems in either a desktop or laptop version, both of which include 40-channel recording capability and a built-in oximeter, a device that measures the oxygen content in the blood.

Sleepscan console and laptop products feature the Netlink data acquisition system, which incorporates recent developments in superior amplifiers for sleep analysis. In addition to exceptional signal quality, the Sleepscan Netlink headbox includes a built-in oximeter, and allows the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room. Sleepscan Netlink also offers a convenient electrode testing device for quality control.

We also provide a complete line of disposables and accessories for the polysomnography laboratory. Our Airflow Pressure Transducer uses pressure changes as an indicator of patient airflow levels, instead of other monitoring devices which use temperature to indicate these levels. This product detects shallow breathing in situations where temperature related transducers might remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

In fiscal 2005, we introduced a new version of Sleepscan software called VISION with several important new features, including pediatric and adult programs. It includes a new user interface for ease of use and customization, improved analysis functionality for faster sleep stage scoring by technologists and physicians, and our Front Office feature that facilitates for patient scheduling. Sleepscan VISION’s customized analysis includes color-coded sleep stages, flow loop analysis and other important features.

Supplies and Service—Overview

We are a full-line supplier of approximately 600 hearing, neurology and sleep disposable and reusable products. Our disposable products are used on systems that are part of our installed customer base as well as on our competitors’ systems. Certain proprietary hearing products, such as the HALO Ear Muffin™ ear coupler and our disposable infant TreeTip®, continue to be the basis for much of our revenue and profit growth. We anticipate offering several new disposable products for our neurology and sleep customers in fiscal 2006.

In addition to the one-year warranty that is provided as part of purchasing our electrodiagnostic systems, we offer our customers extended warranties of up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty.

Research Grants

In addition to the product, supplies and service areas described above, we occasionally perform research activities funded by the National Institutes of Health’s Small Business Innovative Research (SBIR) area. The level of our participation in these activities varies from year to year. Revenues from research activities constitute a very small portion of our total revenue.

Product Development

We focus most of our research and development (R&D) on the development of new products for our core markets, along with making modifications, additions and improvements to existing products. Most new features and product modifications are developed based on the reviews and suggestions of our customers. We had $4.8 million, $4.9 million and $5.1 million in research and development expenditures during fiscal 2005, 2004 and 2003, respectively. These expenditures exclude $0.5 million, $0.3 million and $0.6 million in fiscal 2005, 2004 and 2003, respectively, of capitalized software development costs associated with new functionality in our hearing and neurology products.

In the digital EEG market, our new Ceegraph VISION product family offers updated software capabilities and features to the Ceegraph product line. These Windows operating system-based products are intended to meet the expanding needs of the digital EEG, long-term EEG monitoring and ICU markets for use with systems ranging from small, portable applications (e.g., our Netlink Traveler, Bio-logic’s 32-channel ambulatory system) to large, powerful systems having up to 128 acquisition channels with patient digital video and many automatic analysis features. New software features include enhanced video control and graphical user interaction, improved file conversion, file sharing and compatibility with other standard file formats, and enhanced analytic capabilities. More powerful computers have allowed us to design more portable packaging options for added performance, flexibility and convenience.

Our Sleepscan VISION systems for computerized polysomnography added many analytic features to their list of functions, including new graphical user interfaces, user-defined customization capability, pediatric analysis functions and customizable reports. Also, the new Sleepscan systems are compatible with Windows 2000 and XP operating systems.

Major improvements have also been made to our audiology market offerings during fiscal 2005. Our ABaer Cub uses a PDA device with a proprietary portable, battery-operated unit and now supports several different languages; in addition, it offers both the Distortion Product Otoacoustic Emissions (DPOAE) and Transient Evoked Otoacoustic Emissions (TEOAE) tests, along with the ABR screening functions of the original ABaer. The Auditory Evoked Potential (AEP) diagnostic product family has continued to evolve, with enhancements to the M.A.S.T.E.R system, Navigator Pro Stacked ABR, CHAMP and new features for the Windows version of AEP. The development of specialized features needed to support the BioMAP technology was begun in fiscal year 2005. We believe that the ABaer and Navigator Pro portable products have achieved significant market success because of their extensive set of easy-to-use features, dependable performance and functional expandability. These two products are used together to perform a complete range of auditory testing, from fast and accurate screening of newborn infants to in-depth diagnostic testing for patients of all ages.

For the neurology markets, which include both EEG/ICU (Ceegraph VISION) and Sleep (Sleepscan VISION), we have added expanded operating system compatibility and many software features that provide higher data sampling rates and user interface enhancements, as well as providing overall improved reliability and performance. Both products are now fully compatible with the Windows 2000 and XP operating systems. New software features include annotation capabilities, synchronous scrolling of EEG data and patient video, improved user queries, enhancements to the patient database system, automatic saturation recovery to reduce flat lines, and data trending.

With approximately 95% of the estimated four million newborns now being screened, the U.S. hearing screening market is primarily replacement in nature. Our future product development focus will be on diagnostic products for babies referred for further testing after initial screening. Products such as M.A.S.T.E.R have gained strong acceptance by audiologists for aiding in the determination of appropriate therapies to benefit the infant.

Additionally, we continued to improve our Ear Muffin™ with the introduction of HALO in June 2004, designed as an equivalent replacement for the Natus® Flexicoupler® disposable.

We expect to continue to invest in significant research and development activities in connection with the introduction of new products and models, as well as upgrades of our existing products. Additionally, from time to time we may seek to license or acquire complementary technologies from third parties.

Sales and Marketing

Our marketing efforts are directed at medical practitioners, hospitals and clinics. Company-employed sales representatives and independent dealer organizations conduct sales in the United States and Canada. Some of these dealers may also represent other companies offering competing products. We also have over 50 agreements with foreign distributors to sell our products overseas, including the European, Middle Eastern, Far East, South American and Latin American markets. We are continuing our strategy of international seminars and training through a series of M.A.S.T.E.R Stacked ABR lectures in South America, Europe and the Asia Pacific region. During each of the last three fiscal years, no one customer or distributor accounted for over 10% of the Company’s revenues.

In May 2005, we signed a three-year contract with Premier, Inc. to supply polysomnography (sleep diagnostic) systems and accessories.

In March 2005, we signed two contracts with Novation, the supply company of the Volunteer Hospital Association (VHA) and University Health Systems Consortium (UHC), to serve as a dual-source supplier for neurodiagnostic and hearing assessment systems to its 2,400 hospital and health system members. These three-year contracts with Novation cover its EEG, epilepsy monitoring, surgery monitoring and sleep study systems, as well as products for screening and diagnosis of hearing disorders. These contracts are effective May 1, 2005 and run through April 30, 2008.

In April 2004, we renewed and expanded our contract with Premier, Inc. This three-year contract with Premier includes supplying epilepsy monitoring and neurodiagnostic products that were previously under contract.

In June 2003, we signed a three-year contract with Consorta, Inc., naming us as the sole-source provider for hearing screening equipment and supplies to its 450 acute care facilities.

In May 2002, we signed a three-year contract with Broadlane to supply various hearing products. Broadlane includes 460 active hospitals and encompasses Kaiser Permanente, Tenet Healthcare and many other organizations. This contract is currently being renegotiated, and has been temporarily extended through June 30, 2005.

In March 2002, we signed contracts with Direct Medical/Managed Healthcare Associates (MHA) to supply hearing products, and with Shared Services for products in both the hearing and neurology/sleep areas.

To demonstrate, promote and market our systems, we sponsor our own educational and sales oriented seminars throughout the United States, and also attend seminars and trade shows organized by others. During fiscal 2005 we strengthened our role as the industry educator for our hearing products and systems by creating Audiology Centers for Excellence, or A.C.E, and Audiology Centers for Educational Development, or A.C.E.D. These centers represent partnerships between academia, clinical practitioners and industry, and are a combination of lecture, didactic labs, and student and peer education. In fiscal 2005, we achieved our goal of establishing seven A.C.E centers and three A.C.E.D centers nationally. Additionally, we have begun to conduct floor education at major tradeshows and conventions that can fulfill continuing education requirements. Other selling and marketing programs include sales and product brochures, advertising and direct mail programs. Our inside sales representatives work to generate and follow up on leads, and provide overall assistance in the sales process for systems and disposable products.

Foreign Sales and Purchases

Although we have overseas operations in Israel and Poland that support proprietary component production and research and development activities, all of our revenue is generated from shipments originating in the United States.

During fiscal 2005, our export sales (excluding Canada) were $5.6 million, or approximately 18% of net sales, compared to $5.5 million, or approximately 19% of net sales, in fiscal 2004, and $4.7 million, or approximately 16% of net sales, in fiscal 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information about our foreign operations. In addition, selected financial data by geographic area is available in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We are required to obtain export licenses for some system sales to certain foreign countries.

We also purchase components from third-party sources in other countries.

Customer Training, Support and Maintenance

In connection with the purchase of a system, our independent domestic dealers’ sales representatives (or our own field support representative if the sale is made by our direct sales force), will typically train the customer’s medical and office personnel in the use of the equipment, assist in the introduction of the data into the system and provide assistance to the customer during the initial period of operation. Phone-based support is provided 24 hours a day by a dedicated group of clinical and information systems specialists; remote support over a secure VPN connection is also available. Foreign sales are supported by our foreign distributors who are provided periodic training and support. Our practice is to offer a one-year limited warranty at no additional charge for parts and labor on our software and equipment. We have experienced satisfactory field operating results, and warranty expense has been insignificant to date. The manufacturers of the computers used in our systems provide a one-year warranty against defects and have service capabilities throughout the United States. In addition, we offer our customers service and extended maintenance agreements for an additional fee. We also sell version upgrades to our software to existing customers for a minimal fee.

Assembly, System Hardware and Sources of Supply

We assemble our systems by integrating computers, monitors, printers and certain standard components produced by other manufacturers, with peripherals and other hardware, including circuit boards, and certain electronic components that we have manufactured and software packages that we have developed. Our systems include PCs, printers and mass storage media such as high capacity hard disks and removable DVD disks for the storage of both operating programs and data. We purchase computers from distributors of such products for varying discounts depending upon the volume of equipment purchased. The components used in our systems are available from a number of suppliers. We perform 100% quality control and testing procedures on all systems prior to their delivery to customers.

Patents and Trademarks

We currently own eight patents protecting certain aspects of our proprietary product systems and disposable hearing products. We continue to expand our intellectual property portfolio and have applied for 14 additional patents currently under review by the U.S. Patent and Trademark Office. There can be no assurance that these patents will afford any commercial benefits. Our trademarks include Bio-logic®, AuDX®, ABaer®, M.A.S.T.E.R®, Ear Muffin™, CHAMP™, Stacked ABR™, Ceegraph®, Sleepscan®, TreeTip®, Scout®, Navigator®, Brain Atlas® and Traveler®. We also have developed a number of unpublished computer software programs that are entitled to unpublished copyright privileges. We believe that, in the age of rapidly changing technology, our continued success is primarily dependent upon the technical competence and creative skill of our personnel, in addition to patents, copyrights or other proprietary rights.

Competition

We compete with a number of entities offering systems that perform similar diagnostic tests. Some of our principal competitors in the neurology and sleep monitoring business are substantially larger and have more marketing personnel and greater technical resources than we do. They include Nicolet Instrument Corporation (a unit of VIASYS Corporation), XLTEK, Nihon-Kohden Corporation, Grass Telefactor (a subsidiary of Astro-Med Corporation), Mallinckrodt, Inc. (a subsidiary of Tyco), and Cadwell Laboratories, Inc. In the hearing area, our principal competitors include Natus Medical, Inc., GSI (a division of Nicolet Instrumentation Corp., a unit of VIASYS Corporation) and Madsen Electronics. We believe our competitive strength lies in the range and quality of our software and hardware, the breadth and quality of our disposable products offering and the cost effectiveness of our integrated systems. Other competitive advantages include our ability to tailor systems to a customer’s particular diagnostic and data processing requirements and our after sales customer support.

Government Regulation

Our products are generally subject to government regulation by the United States Food and Drug Administration (FDA) and accordingly, unless determined to be exempt, are subject to the FDA’s premarket 510(K) clearance procedures. We are also required, as a manufacturer of medical devices, to register with the FDA and to adhere to certain “good manufacturing practices” and “good laboratory practices,” which prescribe recordkeeping procedures and provide for the periodic inspection of facilities by the FDA.

Under FDA regulations, a medical device is classified as either a Class I device, which is subject only to general control provisions; a Class II device which, in addition to applicable general controls, will be made subject to future performance standards developed by the FDA; or a Class III device which, in addition to applicable general controls, is subject to FDA premarket approval. Our systems have been classified as Class II medical devices as such term is defined in the regulations promulgated by the FDA. We have filed the appropriate 510(K) applications (notifications of intent to market) with the FDA, and continue to advise the FDA as modifications and additions are made to our systems.

Employees

As of February 28, 2005, we had 124 full-time employees and six part-time employees. Our business is dependent in part upon our ability to recruit and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in “Risk Factors” below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects, and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our revenue and gross profit from these sales.

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these organizations now receive volume discounts off of our normal selling price and may receive other special pricing considerations from us from time to time. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

The complexity presented by international operations could negatively affect our business.

International revenues account for a material portion of our revenues. International revenues (excluding Canada) from continuing operations, accounted for approximately 18% of our total revenues for fiscal 2005, 19% of our total revenues in fiscal 2004 and 16% of our total revenues in fiscal 2003. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

•

Foreign laws may limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that adversely affect our business, such as manufacturing and selling competing products.

•	Fluctuations in currency exchange rates have, on occasion, forced us to lower our prices, thereby reducing margins for some of our products.

•	If we fail to obtain and maintain necessary foreign regulatory approvals in order to market and sell our products outside of the U.S., we may not be able to sell our products in other countries.

•

Because we rely on distributors to sell our products outside of the U.S., our revenues could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated.

Other risks that could affect our international business include:

•	The impact of possible recessions in economies outside the U.S.

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad.

•	Decreased health care spending by foreign governments that would reduce international demand for our products.

•	Greater difficulty in accounts receivable collection and longer collection periods.

•	Reduced acceptance of our products and systems due to lack of appropriate language translations.

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions.

•	A strengthening of the dollar that could make our products less competitive in foreign markets, because our sales contracts call for payment in U.S. dollars.

Our operating results could suffer if future changes in technology or market conditions result in adjustments to our recorded asset balance for intangible assets.

We currently carry approximately $1.9 million of net intangible assets on our books, the most significant of which relates to internally developed software development costs. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions where our products are no longer competitive.

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

Our growth may be impaired and our operating results and financial condition could be adversely affected if the results of efforts related to business development activities do not achieve expected benefits.

Our growth may depend on our ability to acquire or make investments in complementary businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. We may not be able to obtain required regulatory approvals of an acquisition. Moreover, there also would be no assurance that such an acquisition will enhance our business, results of operation or financial condition. Furthermore, we may not be able to identify, negotiate or finance acquisitions successfully. Even if an acquisition is completed, we may have difficulties in meeting operating expectations for acquired businesses, services and technologies, possibly lose key employees and customers of the acquired business and may miss opportunities as a result of our inexperience in new business areas. We may incur significant legal and other professional service fees and other costs and expenses in connection with potential acquisitions that we must pay whether or not the acquisitions are completed. To the extent that we capitalize certain business development costs in connection with potential acquisitions, we will have to write off such costs if we fail to consummate those acquisitions. Future acquisitions could also result in our use of significant working capital resources, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets.

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

We contract with third parties for the supply of some of the components used in our products. The lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. Some of these suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. We may not be able to find alternative sources of these components in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products.

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

•

The approval process for medical devices in the United States and abroad can be lengthy and expensive. The FDA’s 510(k) clearance process usually takes three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, lengthy and uncertain than the 510(k) premarket clearance process, where the new product is based on products already in the marketplace that have previously received FDA approval. Premarket approval generally takes one to three years, but can take even longer. We cannot assure you that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market. As a result, we may expend substantial resources in developing and testing a new product but fail to obtain the necessary approvals or clearances to market or manufacture the product on a timely basis, if at all. Furthermore, if the FDA concludes that these future products using our technology do not meet the requirements to obtain 510(k) clearance (the other intended use of the product is similar to existing products in the market, and the product is not based on new technological breakthroughs), we would have to seek premarket approval as a new product. We cannot assure you that the FDA will not impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from our business.

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

Regulating legislation other than that which is administered by the FDA to which our business is subject includes the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these acts.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates.

The sale and use of our products could lead to the filing of product liability claims by persons claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. For information concerning an existing product liability action against the Company, see Part I, Item 3 “Legal Proceedings” to this Annual Report on Form 10-K. A product liability claim brought against us, with or without merit, could result in substantial damages, judgments or settlement costs and be costly and time consuming to defend, which could materially harm our business or financial condition. Our product liability insurance may not be adequate to protect our assets from the full financial impact of defending a product liability claim. These claims could increase our product liability insurance rates or prevent us from securing any coverage in the future.

We may not be able to protect our intellectual property rights and, as a result, we could lose competitive advantages that could adversely affect our operating results.

Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to eight U.S. patents. We may not, however, be able to obtain additional licenses to patents of others or be able to develop additional patentable technology of our own. Any patents issued to us may not provide us with competitive advantages, or the patents or proprietary rights of others may have an adverse effect on our ability to do business. Others may independently develop similar products or design around or infringe such patents or proprietary rights owned by or licensed to us. Any patent obtained or licensed by us may not be held to be valid and enforceable if challenged by another party.

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

We rely on proprietary know-how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our technologies. Such methods may not afford significant protection to us, and may not be able to adequately protect our trade secrets or ensure that other companies would not acquire information that we consider proprietary.

Our business is likely to be adversely affected if we are unable to retain our senior executive officers and key business and technical personnel.

We are dependent upon the services of our senior executives, in particular Gabriel Raviv, our Chief Executive Officer, and other key business and technical personnel. We do not maintain key-man life insurance on our senior executives. The loss of the services of Mr. Raviv or other senior executives or key employees could have a material adverse effect on us. Also, our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled managerial and marketing personnel with experience in business activities such as ours. Competition for the type of highly skilled individuals sought by us is intense. There can be no assurance that we will be able to retain existing key employees or that we will be able to find, attract and retain skilled personnel on acceptable terms.

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

Risks Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	Our ability to meet or exceed our own forecasts or expectations of analysts or investors.

•	Quarter to quarter variations in our operating results.

•	Announcements regarding clinical activities or new products by our competitors or us.

•	General conditions in the medical device industry.

•	Changes in our own forecasts or earnings estimates by analysts.

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies.

•	General economic conditions.

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

As of May 25, 2005, our executive officers, directors, and their affiliates beneficially owned in the aggregate approximately 22% of our outstanding common stock. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

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

Item 2. Properties

Our headquarters and manufacturing operations are located in a 26,000 square foot facility built by the Company on 20 acres in Mundelein, Illinois. We own the building and property. Additionally, we lease three offices overseas with current annual rents of approximately $76,800, $45,180 and $5,820. We believe that these facilities are adequate to perform our production, research and development, and general and administrative activities for the foreseeable future.

As described in our Current Report on Form 8-K filed on May 23, 2005, we have entered into an agreement to sell approximately 14 acres of vacant, unimproved land adjoining our corporate headquarters to a residential developer. The purchase price for the property is approximately $2,828,500, based on the developer’s receiving approval to build a minimum of 90 attached single-family residences on the property. The purchase price will increase if more than 90 attached single-family residences are approved.

Item 3. Legal Proceedings

On April 22, 2004, Marcus L. Forsythe and Elizabeth Forsythe of Multnomah County, Oregon (the “Plaintiffs”) filed a Second Amended Complaint naming the Company as a defendant in a lawsuit against several parties that was filed in the Circuit Court of the State of Oregon for the County of Multnomah. The Plaintiffs allege they suffered damages as a result of auditory brain stem response and other related testing Mr. Forsythe underwent in April 2002 that was allegedly conducted, in part, using the Company’s Navigator Pro product. Plaintiffs seek to recover an aggregate of $12,300,000 in damages from the defendants for physical pain and suffering, emotional distress, the loss of past income and benefits, past and future medical, therapy, medication and household costs, and other foregone benefits, as well as unspecified damages for future loss of income earning capacity. The parties are engaged in discovery.

We believe that the Forsythe litigation is without merit and we intend to vigorously defend against the claims brought against us. Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from the Forsythe litigation, including defense costs and out of pocket expenses, and therefore, this litigation should not have a material adverse effect on our business, assets, financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Bio-logic Systems Corp. trades on The Nasdaq National Market under the symbol “BLSC.” The high and low closing prices of our common stock as reported in the consolidated transaction reporting system are as follows:

	High	Low
Fiscal Year Ended February 28, 2005:
1st Quarter	$4.20	$3.79
2nd Quarter	4.54	3.88
3rd Quarter	5.65	3.87
4th Quarter	7.75	5.67

	High	Low
Fiscal Year Ended February 29, 2004:
1st Quarter	$3.42	$2.86
2nd Quarter	3.55	3.03
3rd Quarter	3.99	3.13
4th Quarter	4.42	3.64

Approximate Number of Equity Security Holders

As of May 6, 2005, there were approximately 195 record holders of our Common Stock. We currently believe that there are in excess of 1,400 beneficial owners of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock, and we intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

Unregistered Shares

We did not issue any unregistered shares of our common stock in fiscal 2005.

Item 6. Selected Financial Data

The selected information presented below summarizes certain financial data and should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended the Last Day of February,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Net sales	$30,549	$28,101	$29,264	$29,858	$24,122
Operating income (loss)	2,383	1,811	1,998	2,351	(221)
Net income	1,882	1,882	1,450	1,502	449
Net income per share—basic (1)	0.29	0.30	0.23	0.24	0.07
Net income per share—diluted (1)	0.27	0.28	0.23	0.23	0.07
Shares outstanding (1)	7,066,390	6,670,095	6,476,334	6,526,080	6,389,180

	The Last Day of February,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Working capital	$18,874	$16,712	$14,804	$13,986	$12,691
Total assets	30,207	27,194	25,190	22,942	20,123
Long-term liabilities	910	672	680	622	171
Total liabilities	7,446	6,915	6,904	5,753	4,495
Stockholders’ equity	22,761	20,279	18,286	17,189	15,628

(1)	Weighted average number of common and dilutive common equivalent shares calculated using average market prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In evaluating these statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Item 1. “Business—Risk Factors” in this Annual Report on Form 10-K. See Item 1. “Business—Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company that designs, manufactures and markets computerized medical electrodiagnostic products and systems, and provides supplies and product services related to those systems. Our systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss (including audiological and hearing screening and diagnosis). Our customers are generally hospitals, clinics, universities and physicians.

Our electrodiagnostic products and systems accounted for over 70% of our total net sales in the fiscal year ended February 28, 2005, consistent with historical contributions of these systems to our total net sales. System sales typically represent capital expenditures on the part of our customers. As the U.S. hearing screening market continues to decline and become a replacement market, with an estimated 95% of the estimated four million newborns now being screened, our product development focus in this area for the future will be on diagnostic products for babies referred for further testing after initial screening. Our M.A.S.T.E.R diagnostic technology has gained strong acceptance among audiologists for aiding in the determination of appropriate therapies to benefit infants diagnosed with hearing loss. The EEG market for short-term EEG and long-term monitoring is essentially flat, and is marked by significant competition with respect to technology and product features. Our sleep diagnostic products and systems are in a growing market, fueled by the growth and expansion of private and institutional sleep centers. We have experienced some price erosion in our sleep and neurology diagnostic systems as a result of the strong competition in this area. The timing of system sales can be affected by many factors, including features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one fiscal quarter or fiscal year to the next.

We are also a full-line supplier of hearing, neurology and sleep disposable and reusable products, with approximately 600 products being offered. Our disposable products are used on systems that are part of our installed customer base as well as on our competitors’ systems. Certain proprietary hearing products, such as the HALO Ear Muffin™ ear coupler and our disposable infant TreeTip®, continue to be the basis for much of our revenue and profit growth in this area. We experience intense competition related to our Ear Muffin products, which are designed for use on our systems, as well as for use as equivalent products to replace the Natus® Flexicoupler® disposables.

In addition to the one-year warranty that we provide to our customers when they purchase our electrodiagnostic systems, we offer our customers extended warranties of up to five years. We also generate revenue by servicing and repairing customer systems that are out of warranty, and from governmental research grants.

Critical Accounting Policies and the Use of Estimates

Our “critical accounting policies” are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. They are not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition, inventory valuation and the capitalization of software development costs.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, “Software Revenue Recognition.” Specifically, we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally free-on-board (FOB) shipping point. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty. All sales are final; there is no general right for a customer, dealer or distributor to return our products. Any exception regarding product returns requires senior management approval. A small sales reserve exists to cover possible future product returns, as well as unperformed set-up and training.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions, and the financial condition of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We review the adequacy of this allowance, and adjust it accordingly, on a quarterly basis. Historically, write-offs have generally been immaterial.

Inventory Valuation

Inventories consist principally of components, parts, supplies, and demonstration equipment, and are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for market value impairment equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to the proprietary nature of many of our raw materials and components, we generally do not sell excess or obsolete inventory to third parties. Demonstration inventory is sold at a discount, thus generating similar margins to new systems sold.

Capitalization of Software Development Costs

Capitalized software costs for research and development are amortized over a five-year period. On an ongoing basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. See Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of our significant accounting policies.

Dollar amounts in the following discussion are in thousands except for per share amounts.

Results of Operations

Fiscal 2005 Compared To Fiscal 2004

Net Sales

Our worldwide net sales for fiscal 2005 were $30,549, a 9% increase from fiscal 2004 sales of $28,101. Our domestic net sales, which include sales to Canada, were $24,982 for fiscal 2005, or 82% of our total net sales. This represented an increase from $22,624, or 81% of total net sales, in fiscal 2004. Fiscal 2005 domestic electrodiagnostic products and systems sales increased 11% over fiscal 2004, led by strong sales in our sleep-based systems as a result of the growth and expansion of both private and institutional sleep centers. We also experienced sales growth in our hearing screening products, through strong sales of our AuDX® in alternate markets, and in our diagnostic products, led by our Navigator® Pro featuring our M.A.S.T.E.R™ technology. Additionally, our domestic supply and service sales also improved over fiscal 2004 levels. Sales growth from these sources was partially offset by a reduction in governmental grant revenue in fiscal 2005 over fiscal 2004.

International net sales represented 18% of our total net sales in fiscal 2005, compared to 19% in fiscal 2004. International net sales of $5,567 were up 2% from $5,476 in fiscal 2004. International electrodiagnostic products and systems sales were flat from fiscal 2004 to 2005. Non-system sales increased 7% over fiscal 2004, due primarily to higher disposable supply sales.

Gross Profit

At 66.4%, gross margins for fiscal 2005 improved slightly from 66.3% in fiscal 2004. Favorable sales mix changes within our electrodiagnostic products and systems product lines were mostly offset by margin reductions in our supplies area, mainly a result of competitive pricing strategies, and by lower governmental grant revenues.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for fiscal 2005 were $13,601, an increase of $1.4 million from the fiscal 2004 level of $12,189. As a percentage of net sales, at 45%, SG&A expenses in fiscal

2005 were slightly higher than the fiscal 2004 level of 43%. The increase in SG&A expenses in fiscal 2005 was primarily due to increases in selling expenses of approximately $500, accompanied by approximately $870 of costs incurred in connection with the negotiation and preparation for a proposed acquisition that ultimately was not completed, and by approximately $125 of consulting expenses relating to our Sarbanes-Oxley internal controls initiative.

Research and Development Expenses

Research and development (R&D) expenses for fiscal 2005 were $4,304, a 7% decrease from the fiscal 2004 level of $4,622. As a percent of net sales, fiscal 2005 R&D expenses were 14%, compared to 16% in fiscal 2004. We capitalized $519 of R&D costs in fiscal 2005 compared to $275 in fiscal 2004, much of which was associated with the development of our VISION product line released during fiscal 2005, and with the development of new products expected to be released in fiscal 2006.

Operating Income

Operating income in fiscal 2005 increased 32% to $2,383, compared to $1,811 in fiscal 2004. The increase was due primarily to approximately $1.7 million higher gross profit from increased sales and $244 higher net capitalized software development costs, partially offset by $870 of failed deal expenses and $500 of higher selling expenses.

Interest Income

We had net interest income of $138 in fiscal 2005, a slight increase over $129 reported in fiscal 2004, due primarily to higher cash balances.

Income Taxes

We recorded an income tax provision in fiscal 2005 of $633, compared to $62 in fiscal 2004. Our effective tax rate in fiscal 2005 was 25%, compared to 3% in fiscal 2004. The unusually low fiscal 2004 rate was a result of our recording $532 of Federal tax credits associated with qualified research and experimentation activities. During fiscal 2005 we recorded an additional $100 of Federal tax credits related to fiscal 2005 research and experimentation activities.

Net Income

Net income for fiscal 2005 was $1,882, unchanged from fiscal 2004. Diluted earnings per share (EPS) for fiscal 2005 were $0.27, compared to fiscal 2004 diluted EPS of $0.28. The decrease in EPS from fiscal 2004 to fiscal 2005 was primarily due to the significant increase in income tax expense, and to an increase in the number of diluted shares outstanding. These unfavorable contributors to a lower EPS were mostly offset by the impact on pretax earnings of the significant increase in operating income.

Fiscal 2004 Compared To Fiscal 2003

Net Sales

Worldwide net sales for fiscal 2004 were $28,101, a 4% decrease from fiscal 2003 sales of $29,264. Our domestic net sales, which include sales to Canada, were $22,624 for fiscal 2004, or 81% of our total net sales. This represented an 8% decrease from $24,560, or 84% of total sales, in fiscal 2003. Domestic electrodiagnostic products and systems sales decreased 12% over fiscal 2003. We experienced domestic sales declines in our neurology, sleep and hearing screening products, due to heightened competitive activity, longer decision-making cycles for large capital projects in hospitals, and to a maturing domestic market for hearing screening. Our hearing diagnostic product family experienced significant growth domestically, led by our Navigator® Pro product featuring our M.A.S.T.E.R™ technology. Our non-system sales increased 5% over fiscal 2003, primarily in the supplies area.

International net sales represented 19% of our net sales in fiscal 2004, compared to 16% in fiscal 2003. International net sales of $5,476 were up 16% from $4,704 in fiscal 2003. International electrodiagnostic products and systems increased 13%, reflecting strong hearing screening and diagnostic markets in Europe and South America. Also, non-system international sales were up 30% over fiscal 2003, due primarily to increased supply sales.

Gross Margin

Gross margins for fiscal 2004 improved to 66.3% from 65.8% in fiscal 2003, primarily the result of sales mix changes to more profitable products within our electrodiagnostic product lines, and to a lesser degree the result of favorable sales mix changes in our supplies and service areas, mainly a result of our sales and marketing efforts related to our higher margin proprietary disposable supplies.

Selling, General and Administrative Expenses

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

Research and Development Expenses

Research and development (R&D) costs for fiscal 2004 were $4,622, a 3% increase over the fiscal 2003 level of $4,469. As a percent of net sales, fiscal 2004 R&D expenses were 16%, compared to 15% in fiscal 2003. Total gross R&D expenditures decreased primarily due to reductions in consulting expenses. However, we capitalized $300 less software development costs in fiscal 2004 compared to fiscal 2003, mainly due to the completion of our hearing development projects in fiscal 2003 that no longer qualified for capitalization in fiscal 2004. We capitalized $275 of software development costs in fiscal 2004 compared to $586 in fiscal 2003.

Operating Income

We had operating income in fiscal 2004 of $1,811, compared to $1,998 in fiscal 2003. The decrease was due primarily to $765 of lower sales volume and $310 of lower capitalized software development costs, partially offset by $134 of improved gross margins and $745 of reduced operating expenses.

Interest Income

We had net interest income of $129 in fiscal 2004, an increase over the $112 level reported in fiscal 2003, due primarily to higher cash balances.

Income Taxes

We recorded an income tax provision in fiscal 2004 of $62, compared to $656 in fiscal 2003. Our effective tax rate in fiscal 2004 was 3%, compared to 31% in fiscal 2003. The fiscal 2004 effective tax rate was unusually low, due to our recording $432 of Federal tax refunds for research and experimentation (“R&E”) activities for fiscal years before fiscal 2004, and an additional $100 estimated R&E credit for fiscal 2004.

Net Income

Net income for fiscal 2004 was $1,882, compared to $1,450 in fiscal 2003. Diluted EPS for fiscal 2004 were $0.28, compared to fiscal 2003 EPS of $0.23. The increase in EPS was due to the increased net income, partially offset by a reduction in outstanding shares. Net income increased due to improved margins, an overall reduction in operating expenses and favorable income tax adjustments, partially offset by the reduction in net sales.

Liquidity and Capital Resources

As of February 28, 2005, we had working capital of $18,874, compared to $16,712 at February 29, 2004. Total cash and cash equivalents increased $2,116, from $12,750 at February 29, 2004 to $14,866 at February 28, 2005.

Net cash provided by operating activities during fiscal 2005 was $2,795, compared to $2,675 in fiscal 2004. Accounts payable balances were higher, due to increased legal and due diligence costs during the fourth quarter of fiscal 2005 related to a proposed acquisition that did not materialize in fiscal 2005. Accrued liabilities were lower, mainly associated with the reduction of our self-insured medical expense reserve. We also saw inventories increase to a more sustainable operational level, and prepaid expenses decrease due to the timing of payments associated with our commercial insurance premiums.

Net inventory increased $343 to $2,251 at the end of fiscal 2005 from $1,908 at the end of fiscal 2004. Our operating inventory levels were uncharacteristically low at the end of fiscal 2004 as a result of a record high sales month in February of that year. During fiscal 2005 our operating inventory levels have since returned to a more sustainable level. We manage inventory using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH for fiscal 2005 was 86 days, a 5-day increase over the fiscal 2004 DIOH of 81 days. Much of this increase was associated with the higher inventory levels described above.

Accounts receivable increased $83 to $6,362 at the end of fiscal 2005 from $6,279 at the end of fiscal 2004, primarily due to increased sales revenue in the fourth quarter of fiscal 2005. Fourth quarter net sales of $8,291 represented the strongest sales quarter of fiscal 2005, and were $398 higher than the $7,893 of fourth quarter sales in fiscal 2004. We manage receivables through two key measurements: days sales outstanding (DSO) and the dollar amount of receivables over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply by looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this method, our fiscal 2005 DSO of 61 days remained unchanged from the fiscal 2004 level. Our other receivables measurement of past due balances over 90 days indicates to us the risk of collection that could exist in our balances. At February 28, 2005, our receivables balance past due over 90 days was 30% lower than the same balance at February 29, 2004, a result of our continued focus on past due accounts.

Net cash used in investing activities in fiscal 2005 was $1,313, compared to $712 in fiscal 2004. The majority of the increase is a result of our investment in the VISION products for neurology and sleep that were launched during fiscal 2005, as well as for costs related to new products expected to be released during fiscal 2006. Additionally, we collected a $526 receivable related to fiscal 2004 medical claims, and in fiscal 2005 we recorded a $250 receivable related to a partial reimbursement of costs associated with our unsuccessful acquisition activities from the potential seller.

Net cash provided by financing activities in fiscal 2005 was $634, generated from stock option exercises. This compares to cash provided by financing activities of $109 in fiscal 2004, which was also generated from stock option exercises.

We believe available cash balances and cash flows from operations will satisfy our liquidity and capital requirements for the foreseeable future. As of February 28, 2005, our cash balances of $14,866 represent 49% of our total assets, and we had no interest bearing debt. To the extent our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have available to us a $1 million unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

On April 15, 2005 we entered into an agreement to sell approximately 14 acres of vacant, unimproved land adjoining our corporate headquarters to a residential developer. The purchase price for the property is approximately $2,828,500, based on the developer’s receiving approval to build a minimum of 90 attached single-family residences on the property. The purchase price will increase if the developer receives permission to build more than 90 such residences. There are provisions that allow the developer to terminate the agreement if certain events occur. The sale of the land could be consummated as late as October 2006.

From time to time, we explore various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of our securities. However, we have no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transaction would be completed. Given our strong financial position, our bank has indicated its willingness to finance acquisitions through the use of secured and unsecured debt arrangements.

The following summarizes our contractual obligations at February 28, 2005, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	103	96	7	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$103	$96	$7	$—	$—

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. Our adoption of this revised interpretation did not have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to that described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be allowed. Public companies, other than those filing as small business issuers, will be required to apply SFAS 123R as of the first annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. We expect to adopt SFAS 123R in fiscal 2007.

SFAS 123R permits public companies to adopt its requirement using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for equity-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, we generally recognize no compensation cost for employee stock options. We intend to continue applying APB Opinion No. 25 to equity-based compensation awards until the first quarter of fiscal 2007. Upon our adoption of SFAS 123R, we expect to use the modified prospective application transition method without restatement of prior interim or annual periods. This will result in the recognition of compensation cost based on the requirements of SFAS 123R for all equity-based compensation awards issued after March 1, 2006. For all equity-based compensation awards that are unvested as of March 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS 123 pro forma footnote disclosure. We are currently evaluating the impact that adoption of SFAS 123R may have on our results of operations and financial position. We expect that although the adoption could have a material effect on our results of operations, depending on the level and form of future equity-based compensation awards issued, it should not have a material effect on our financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and variable-rate short-term cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income. At current investment levels, our results of operations and statement of financial condition would vary by approximately $150,000 for every 100 basis point change in our short-term interest rate. Exchange rate risk is not material for us: the United States dollar is the functional currency for our Israeli operation, virtually all of our sales transactions are denominated in United States dollars, and less than US$25,000 resides in accounts denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is included in the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of February 28, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated or communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in our internal control over financial reporting during the fiscal quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

All information required by this item is incorporated by reference to the information under the caption “Election of Directors,” “Executive Officers,” “Committees and Meetings of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices and Policies” in our definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the information under the captions “Director Compensation” and “Executive Compensation” in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the captions “Principal Stockholders” and “Equity Compensation Plan Information” in the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information under the caption “Transactions with Management and Others” in the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information under the caption “Independent Auditors” in the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page
Financial Statements

The following consolidated financial statements are included in this report:

Consolidated Balance Sheets, February 28, 2005 and February 29, 2004	F-3

Consolidated Statements of Earnings for the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003	F-4

Consolidated Statement of Stockholders’ Equity for the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003	F-6

Notes to Consolidated Financial Statements	F-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOGIC SYSTEMS CORP.

Date: May 25, 2005

/S/ GABRIEL RAVIV
Gabriel Raviv, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ GABRIEL RAVIV Gabriel Raviv	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	May 25, 2005

/S/ RODERICK G. JOHNSON Roderick G. Johnson	President, Chief Operating Officer, Director	May 25, 2005

/S/ MICHAEL J. HANLEY Michael J. Hanley	Corporate Controller (Principal Financial Officer)	May 25, 2005

/S/ ALBERT MILSTEIN Albert Milstein	Director	May 25, 2005

/S/ CRAIG W. MOORE Craig W. Moore	Director	May 25, 2005

/S/ LAWRENCE D. DAMRON Lawrence D. Damron	Director	May 25, 2005

Bio-logic Systems Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Bio-logic Systems Corp.:

We have audited the accompanying consolidated balance sheets of Bio-logic Systems Corp. and subsidiaries as of February 28, 2005, February 29, 2004 and February 28, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-logic Systems Corp. and subsidiaries as of February 28, 2005 and February 29, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Chicago, IL

April 15, 2005

Bio-logic Systems Corp. and Subsidiaries

Consolidated Balance Sheets

February 28, 2005 and February 29, 2004

(In Thousands)

	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$14,866	$12,750
Accounts receivable, net	6,361	6,279
Inventories, net	2,251	1,908
Prepaid expenses	244	498
Deferred income taxes	1,688	1,520

Total current assets	25,410	22,955

Property, Plant and Equipment, Net	2,432	2,051
Intangible Assets, Net	1,897	1,584
Other Assets	128	78
Other Receivables	340	526

Total Assets	$30,207	$27,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,949	$1,357
Accrued salaries and payroll taxes	1,476	1,519
Accrued interest and other expenses	1,551	1,740
Accrued income taxes	318	358
Deferred revenue	1,242	1,269

Total current liabilities	6,536	6,243

Long Term Liabilities:
Long term liabilities	33	—

Deferred income taxes	877	672

Total long term liabilities	910	672

Total Liabilities	7,446	6,915

Commitments	—	—

Stockholders’ Equity:
Capital stock, $.01 par value; authorized, 10,000,000 shares; 6,573,625 issued and outstanding at February 28, 2005; 6,370,381 issued and 6,257,881 outstanding at February 29, 2004	66	43
Additional paid-in capital	5,369	5,159
Retained earnings	17,326	15,444

Stockholders’ equity before treasury stock	22,761	20,646
Less treasury stock, at cost: 75,000 shares at February 29, 2004	—	367

Total stockholders’ equity	22,761	20,279

Total Liabilities and Stockholders’ Equity	$30,207	$27,194

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statements of Earnings

Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

(In Thousands)

	2005	2004	2003
Net Sales	$30,549	$28,101	$29,264

Cost of Sales	10,261	9,479	10,011

Gross profit	20,288	18,622	19,253

Operating Expenses:
Selling, general, and administrative	13,601	12,189	12,786
Research and development	4,304	4,622	4,469

Total operating expenses	17,905	16,811	17,255

Operating Income	2,383	1,811	1,998

Other Income (Expense):
Interest income	152	129	139
Interest expense	(14)	—	(27)
Miscellaneous	(6)	4	(4)

Total Other Income	132	133	108

Income Before Income Taxes	2,515	1,944	2,106

Provision for Income Taxes	633	62	656

Net Income	$1,882	$1,882	$1,450

Net Income Per Share:
Basic	$0.29	$0.30	$0.23

Diluted	$0.27	$0.28	$0.23

Average Number of Shares Outstanding:
Basic	6,440,035	6,309,545	6,294,543

Diluted	7,066,390	6,670,095	6,476,334

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

(Dollars in Thousands)

	Capital Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Number of Shares	Amount
Balance, March 1, 2002	4,191,656	$42	$5,035	$12,112	$—	$17,189
Purchase of treasury stock	—	—	—	—	(390)	(390)
Retirement of treasury stock	(5,700)	—	(23)	—	23	—
Exercise of stock options and gifts	12,650	—	37	—	—	37
Net income	—	—	—	1,450	—	1,450

Balance, February 28, 2003	4,198,606	$42	$5,049	$13,562	$(367)	$18,286

Exercise of stock options and gifts	66,327	1	209	—	—	210
Surrender and cancellation of shares	(18,012)	—	(99)	—	—	(99)
Net income	—	—	—	1,882	—	1,882

Balance, February 29, 2004	4,246,921	$43	$5,159	$15,444	$(367)	$20,279

Retirement of treasury stock	(75,000)	(1)	(366)	—	367	—
Surrender and cancellation of shares	(67,468)	(1)	11	—	—	10
Exercise of stock options and gifts	299,416	3	525	—	—	528
Three-for-two stock split	2,169,756	22	(22)	—	—	—
Disqualifying disposition on incentive stock options	—	—	62	—	—	62
Net income	—	—	—	1,882	—	1,882

Balance, February 28, 2005	6,573,625	$66	$5,369	$17,326	$—	$22,761

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

(In Thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$1,882	$1,882	$1,450
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	755	635	620
Deferred income tax provision	38	(162)	(190)
(Increases) decreases in assets:
Accounts receivable	(83)	(710)	1,490
Inventories	(343)	1,153	1,066
Prepaid expenses	254	(144)	74
Increases (decreases) in liabilities:
Accounts payable	591	(537)	91
Accrued liabilities and deferred revenue	(259)	981	929
Accrued income taxes	(40)	(423)	73

Net cash flows provided by operating activities	2,795	2,675	5,603

Cash Flows From Investing Activities:
Capital expenditures	(708)	(318)	(161)
Intangible assets	(741)	(350)	(568)
Other assets	(50)	482	(228)
Other receivables	186	(526)	—

Net cash flows used in investing activities	(1,313)	(712)	(957)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	234	109	14
Purchase of treasury stock, net of retirement	367	—	(367)
Long-term liabilities	33	—	—

Net cash flows provided by (used in) financing activities	634	109	(353)

Increase In Cash And Cash Equivalents	2,116	2,072	4,293

Cash And Cash Equivalents—Beginning Of Year	12,750	10,678	6,385

Cash And Cash Equivalents—End of year	$14,866	$12,750	$10,678

Supplemental Disclosures Of Cash Flows:
Cash paid during the period for:
Interest	$14	$—	$27

Income taxes, net of refunds	$400	$372	$560

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

1. Business

Bio-logic Systems Corp. (the “Company”) develops and markets computer-assisted medical diagnostic equipment. The Company sells primarily to the health care industry in North America, Europe and the Far East.

2. Summary of Significant Accounting Policies

Consolidation—The consolidated financial statements include the Company and its wholly owned domestic subsidiary, Bio-logic Holding Inc., and its wholly owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Concentration of Credit Risk—The Company maintains cash balances at several financial institutions located in the United States, Israel and Poland. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash in foreign bank accounts is not insured. Uninsured balances aggregate approximately $15,174,000 and $12,895,000 at February 28, 2005 and February 29, 2004, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Inventories—Inventories, consisting principally of components, parts and supplies, are stated at the lower of cost, determined by the first-in first-out method, or market.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three years to forty years.

Intangible Assets—Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Statement of Financial Accounting Standards(“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

Long-Lived Assets—The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the fiscal years 2005, 2004 and 2003.

Other Assets—Other assets consist mainly of long-term trade receivables. Any required reserves for long-term trade receivables are recorded as part of the allowance for doubtful accounts. There are currently no reserve requirements for long-term receivables.

Other Receivables— Other receivables at February 28, 2005 consist primarily of an amount related to the partial reimbursement of expenses associated with certain corporate development activities that was subsequently received in fiscal 2006. Other receivables at February 29, 2004 consist of a medical claim that was settled with the Company’s stop-loss insurance carrier during fiscal 2005.

Revenue Recognition—The Company derives revenue from the sales of electrodiagnostic systems, disposable supplies, extended warranty contracts, non-warranty repair, and governmental research and development contracts. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point.

Domestically, the Company sells its neurology and sleep systems through a direct sales force, and uses a dealer network to sell its hearing screening and diagnostic systems. Internationally, the entire line of electrodiagnostic systems and supplies is sold through distributors located in various countries. There is no general right for a customer, dealer or distributor to return product. All sales are final, regardless of the distribution channel; returns are rare and are usually allowed due to order error or quality concerns.

The Company recognizes revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, Software Revenue Recognition; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty.

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

Research and Development Costs—Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. Accounting for the capitalization of software development costs is in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed; specifically, (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

technological feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes—Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,913,835 and $2,876,107 as of February 28, 2005 and February 29, 2004, respectively.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash equivalents, accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net income as reported.

		2005	2004	2003
Net Income
As reported		$1,882	$1,882	$1,450
Pro forma		1,160	1,253	865

Net Income Per Share
As reported	—Basic	$0.29	$0.30	$0.23
	—Diluted	0.27	0.28	0.23

Pro forma	—Basic	$0.18	$0.20	$0.14
	—Diluted	0.16	0.19	0.13

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

Executive Compensation

The Company has entered into an employment agreement with its CEO that will provide salary and other benefits upon his termination, currently amounting to $1,102,000 after the initial term of the agreement, subject to his performing certain non-compete and non-solicitation activities. The initial term of this agreement ends February 29, 2008.

Earnings per Share (EPS)—Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

Comprehensive Income—SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity during the reporting period, except those resulting from investments by owners and distributions to owners. The Company does not have changes in stockholders’ equity other than those resulting from investments by and distributions to owners. The functional currency for the Company’s international operations is the U.S. dollar.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. Our adoption of this revised interpretation did not have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to that described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be allowed. Public companies, other than those filing as small business issuers, will be required to apply SFAS 123R as of the first annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. We expect to adopt SFAS 123R in fiscal 2007.

SFAS 123R permits public companies to adopt its requirement using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, we generally recognize no compensation cost for employee stock options. We intend to continue applying APB Opinion No. 25 to equity-based compensation awards until the first quarter of fiscal 2007. Upon our adoption of SFAS 123R, we expect to use the modified prospective application transition method without restatement of prior interim or annual periods. This will result in the recognition of compensation cost based on the requirements of SFAS 123R for all equity-based compensation awards issued after March 1, 2006. For all equity-based compensation awards that are unvested as of March 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS 123 pro forma footnote disclosure. We are currently evaluating the impact that adoption of SFAS 123R may have on our results of operations and financial position. We expect that although the adoption could have a material effect on our results of operations, depending on the level and form of future equity-based compensation awards issued, it should not have a material effect on our financial position.

Stock Split—On January 7, 2005, our Board of Directors declared a 3-for-2 stock split on our Common Stock, to be effected as a 50% stock dividend. The new shares and cash payments in lieu of fractional shares were distributed on February 11, 2005 to stockholders of record on January 26, 2005. The total number of authorized Common Stock shares and associated par value were unchanged by this action. As a result of the split, stockholders received one additional share of our Common Stock for every two shares owned on January 26, 2005. Cash payments in lieu of fractional shares were based on the closing price of the Common Stock on the record date. All per-share amounts in the financial statements reflect the impact of the stock split for all periods presented.

Reclassifications—Certain reclassifications were made to the Consolidated Statement of Earnings for fiscal 2004 and 2003 to conform to the statement’s presentation for fiscal 2005.

3. Accounts Receivable

Receivables (in thousands) consist of the following:

	2005	2004
Trade receivables	$6,641	$6,595
Allowance for doubtful accounts	(280)	(316)

Net receivables	$6,361	$6,279

Changes (in thousands) in allowance for doubtful accounts are as follows:

	2005	2004	2003
Beginning balance	$316	$500	$578
Bad debt expense/(benefit)	44	(96)	93
Accounts written-off	(119)	(145)	(204)
Recoveries	39	57	33

Ending balance	$280	$316	$500

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

4. Inventories

Inventories (in thousands) consist of the following:

	2005	2004
Raw materials	$1,587	$1,245
Work in process	974	1,060
Finished goods	414	263

Gross inventory	2,975	2,568
Less reserves	724	660

Net inventory	$2,251	$1,908

Inventories for which obsolescence reserves are established are raw materials and assembled components, as well as valuation adjustments for the Company’s demonstration equipment. The proprietary nature of many of the raw materials and components does not lend themselves for sale to outside parties, especially once newer technologies have been developed. It is rare that the Company would sell obsolete inventory; such sales when they do occur have a negligible impact on margins. Demonstration inventory is sold at a discount, thus generating no material impact on margins.

Changes (in thousands) in inventory reserves are as follows:

	2005	2004	2003
Beginning balance	$660	$562	$743
Provisions	195	841	728
Write-offs	(131)	(743)	(909)

Ending balance	$724	$660	$562

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

5. Property, Plant and Equipment

Property, plant and equipment (in thousands) is comprised of the following at February 28, 2005 and February 29, 2004:

	2005	2004	Estimated Useful Lives (in Years)
Land	$676	$676
Building	1,118	1,118	40
Building improvements	223	205	15
Machinery and equipment	2,067	1,582	7
ERP system	524	524	5
Booths and exhibits	187	181	7
Furniture and fixtures	344	305	7
Computers	2,020	1,954	3
Autos and trucks	101	209	3

Total	7,260	6,754
Less accumulated depreciation	4,828	4,703

Property, plant and equipment—net	$2,432	$2,051

Depreciation expense (in thousands) amounted to $327, $342 and $391 for 2005, 2004 and 2003, respectively.

6. Intangible Assets

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	February 28, 2005			February 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized research and development	$2,446	$(678)	$1,768	$1,771	$(382)	$1,389
Patents and trademarks	182	(106)	76	181	(76)	105
Licenses	174	(121)	53	177	(87)	90

Total amortizable intangible assets	$2,802	$(905)	$1,897	$2,129	$(545)	$1,584

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

Expected annual amortization expense (in thousands) related to amortizable intangible assets is as follows:

As of the last day of February,
2006	$548
2007	521
2008	385
2009	272
Thereafter	171

Total expected annual amortization expense	$1,897

Amortization expense (in thousands) related to amortizable intangible assets is as follows:

	2005	2004	2003
Capitalized research and development	$296	$210	$172
Patents and trademarks	30	28	48
Licenses	34	55	59

Total amortization expense	$360	$293	$279

7. Operating Leases

The Company leases office and assembly facilities under long-term operating leases expiring from 2005 to 2007. Total rental expense (in thousands) amounted to $128, $120 and $113 for 2005, 2004 and 2003, respectively.

Future minimum annual rental commitments (in thousands) under these leases for the years ending after February 28, 2005 are as follows:

2006	$96
2007	7

8. Line of Credit

The Company has obtained a commitment, renewed annually, for an unsecured $1.0 million bank line of credit with interest at the bank’s prime rate. No borrowings were made under the line of credit as of either February 28, 2005 or February 29, 2004.

9. Income Taxes

The provision for income taxes (in thousands) is as follows:

	2005	2004	2003
Current:
Federal	$277	$66	$677
State	129	158	130
Foreign	189	—	39

Total current expense	595	224	846
Deferred expense/(benefit)	38	(162)	(190)

Total income tax provision	$633	$62	$656

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

The provision for income taxes differs from the U.S. Federal statutory rate as follows:

	2005	2004	2003
U.S. Federal statutory rate	34.0%	34.0%	34.0%

Difference in foreign tax rate	0.1	0.1	—

Permanent differences:
Meals and entertainment	1.1	1.3	1.3
Foreign operations	(1.8)	(3.5)	(3.6)
Other permanent differences	(1.0)	(5.5)	0.6

Federal tax credits	(4.0)	(27.4)	—

State income taxes, net of Federal income tax benefits	3.4	5.4	4.0

Deferred taxes
State	1.5	(1.6)	(1.1)
Foreign	—	—	(4.0)

Reduction of accrual for tax contingencies for closed years	(7.4)	—	—

Other	(0.7)	0.4	(0.2)

Effective income tax rate	25.2%	3.2%	31.0%

Deferred tax assets and liabilities (in thousands) as of February 28, 2005, February 29, 2004 and February 28, 2003 consist of the following:

	2005	2004	2003
Deferred tax assets:
Accounts receivable	$154	$162	$223
Inventory	296	265	244
Accrued expenses	510	591	399
Warranty	518	502	500
International inflation adjustment	12	—	—
Foreign NOL and credit carryforwards	202	18	—

Total deferred tax assets	1,692	1,538	1,366
Deferred tax liabilities:
Depreciation & amortization	187	151	166
R&D	694	539	514

Total deferred tax liabilities	881	690	680

Net deferred tax asset	$811	$848	$686

The foreign net operating loss can be carried forward indefinitely.

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

The net deferred tax asset is classified in the balance sheet as follows:

	2005	2004	2003
Deferred tax current assets	$1,688	$1,520	$1,366

Deferred tax long-term liabilities	877	672	680

Net deferred tax asset	$811	$848	$686

10. Stock Options

The Company’s 2004 Stock Incentive Plan (the “Plan”) provides the Compensation Committee of the Company’s Board of Directors broad discretion to issue awards in a variety of forms, including nonqualified and qualified stock options, stock appreciation rights, restricted stock and restricted stock units, other stock-based awards and performance awards. The Plan provides for the issuance of up to 1,200,000 shares of Common Stock. As of May 25, 2005, 241,000 shares of Common Stock underlying options granted by the Company under the Plan were outstanding. The exercise price per share of Common Stock purchasable under a stock option issued under the Plan shall not be less than the fair market value per share on the date of grant, or in the case of an incentive stock option granted to an individual who is a ten percent holder, not less than 110% of such fair market value per share. The Compensation Committee fixes the term of each stock option, but no incentive stock option shall be exercisable more than 10 years after the date of grant. Currently, outstanding options become exercisable one to five years from the grant date and expire five to ten years after the grant date.

During fiscal 2005 we accelerated the vesting period for our two retiring Board members. Any options that were unvested at the dates of their retirement became immediately vested. The expiration date on these remaining option grants was also accelerated to February 28, 2005.

As of May 25, 2005, 1,103,313 shares of Common Stock granted by the Company under its 1994 Stock Option Plan, as amended (the “1994 Plan”), remain outstanding. However, the Company does not intend to make any other grants under the 1994 Plan.

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

	2005	2004	2003
Net Income
As reported	$1,882	$1,882	$1,450
Pro forma	1,160	1,253	865
Net Income Per Share
As reported—Basic	$0.29	$0.30	$0.23
—Diluted	0.27	0.28	0.23

Pro forma —Basic	$0.18	$0.20	$0.14
—Diluted	0.16	0.19	0.13

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

The fair values of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended February 28, 2005, February 29, 2004, and February 28, 2003:

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	67.8%	74.3%	60.1%
Risk free interest rate	3.6%	3.1%	3.5%
Expected life of options (years)	5.4	5.7	5.7

The following table summarizes information about stock options, weighted average exercise price, and fair value:

	2005	2004	2003
Where exercise price exceeds market price:
Exercise price	$4.29	$3.61	$3.22
Fair value	2.19	2.01	1.51
Where exercise price equals market price:
Exercise price	4.32	3.22	2.40
Fair value	2.64	2.09	1.37
Where exercise price is below market price:
Exercise price	—	—	—
Fair value	—	—	—

The following tables summarize information concerning outstanding and exercisable stock options as of February 28, 2005:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.25-$2.00	67,050	$1.91	3.28
$2.01-$3.00	466,039	$2.40	6.53
$3.01-$4.00	527,158	$3.38	6.56
$4.01-$6.50	323,625	$4.68	6.04

	1,383,872

Range of Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25-$2.00	67,050	$1.91
$2.01-$3.00	269,615	$2.42
$3.01-$4.00	172,351	$3.22
$4.01-$6.50	148,219	$4.76

	657,235

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

Additional information with respect to the Company’s Plan at February 28, 2005, February 29, 2004 and February 28, 2003 is as follows:

FISCAL 2005

	Shares	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	1,579,385	$2.93
Granted	272,625	$4.31
Exercised	(401,650)	$2.71
Forfeited	(66,488)	$2.62

Outstanding at end of year	1,383,872	$3.28

Options exercisable at year-end	657,235	$3.11

Weighted average fair value for stock options granted during fiscal 2005			$2.52

FISCAL 2004

	Shares	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	1,483,088	$2.77
Granted	254,850	$3.33
Exercised	(99,003)	$2.10
Forfeited	(52,800)	$2.37
Expired	(6,750)	$1.83

Outstanding at end of year	1,579,385	$2.93

Options exercisable at year-end	717,147	$2.95

Weighted average fair value for stock options granted during fiscal 2004			$2.07

FISCAL 2003

	Shares	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	1,210,763	$2.81
Granted	381,150	$2.61
Exercised	(18,375)	$1.94
Forfeited	(90,450)	$2.95

Outstanding at end of year	1,483,088	$2.77

Options exercisable at year-end	561,882	$2.88

Weighted average fair value for stock options granted during fiscal 2003			$1.43

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

11. Produce Line, Customer and Geographic Information

Revenue (in thousands) by product line is as follows:

	2005	2004	2003
Electrodiagnostic products and systems	$22,042	$20,252	$21,986
Supplies, service and other	8,507	7,849	7,278

Total	$30,549	$28,101	$29,264

Revenue (in thousands) from customers by geographic area is as follows:

	2005	2004	2003
United States	$23,915	$21,706	$23,762
Europe and Asia	4,066	3,900	3,082
All other	2,568	2,495	2,420

Total	$30,549	$28,101	$29,264

In 2005, 2004 and 2003, no sales to a single customer accounted for more than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and overseas. All intangible assets are domiciled in the United States. Long-lived assets in the United States and all foreign countries, in total (in thousands) are as follows:

	2005	2004	2003
United States	$4,308	$3,589	$3,531
All other	21	46	71

Total	$4,329	$3,635	$3,602

12. 401(k) Plan

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code, which allows employees to defer a portion of their income on a pretax basis through contributions to the plan. The Company matches employee contributions at varying rates, and may also make discretionary contributions to the plan. Total expense (in thousands) for fiscal 2004, 2003 and 2002 was $124, $112 and $98, respectively.

13. Contingencies

From time to time third parties have made claims that Company products infringe their third-party proprietary rights. In the event of a successful claim of infringement against the Company, it may be required to pay substantial damages, stop using certain technologies and methods, develop non-infringing products or methods and/or obtain one or more licenses from third parties. As of February 28, 2005, February 29, 2004 and February 28, 2003, there were no specific unaccrued loss contingencies that the Company believes could have a material negative impact on its financial statements.

On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking specific damages of $12,300,000, as well as unspecified damages for future loss of income earning

Bio-logic Systems Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended February 28, 2005, February 29, 2004 and February 28, 2003

capacity. We intend to vigorously defend against the claims brought before us in this suit. Although the outcome of any litigation is inherently uncertain, we believe that our product liability insurance coverage is adequate to cover liabilities resulting from this litigation, and therefore the results of this litigation should not have a material adverse effect on our business, assets, financial condition, liquidity and results of operations. There are no other material liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB Statement No. 5.

14. Selected Quarterly Financial Data (Unaudited)

Set forth below is a summary of our unaudited quarterly results for each quarter during fiscal 2005 and 2004. It is our opinion that these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto.

	Fiscal 2005 by Quarter
	First	Second	Third	Fourth
	(In thousands except per share amounts)

Net sales	$6,251	$8,242	$7,765	$8,291
Gross profit	4,192	5,532	4,990	5,574
Operating income	136	975	713	559
Net income	114	703	672	393

Basic earnings per share	$0.02	$0.11	$0.11	$0.06
Diluted earnings per share	0.02	0.10	0.10	0.05

	Fiscal 2004 by Quarter
	First	Second	Third	Fourth
	(In thousands except per share amounts)

Net sales	$6,319	$6,927	$6,962	$7,893
Gross profit	4,238	4,676	4,526	5,182
Operating income	379	459	614	359
Net income	274	400	582	626

Basic earnings per share	$0.05	$0.06	$0.09	$0.10
Diluted earnings per share	0.04	0.06	0.09	0.09

15. Subsequent Event

On April 15, 2005 we entered into an agreement to sell approximately fourteen acres of vacant, unimproved land adjoining our corporate headquarters in Mundelein, Illinois to a residential developer. The purchase price for the property is approximately $2,828,500. This purchase price is based on the developer’s receiving approval to build a minimum of 90 attached single-family residences on the property. The purchase price will increase if the developer receives permission to build more than 90 residences.

Exhibits
3.1	Certificate of Incorporation, Certificate of Amendment to Certificate of Incorporation, Agreement of Merger and Certificate of Merger and By-Laws (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

10.1	Agreement among Gabriel Raviv, Gil Raviv, Charles Z. Weingarten and the Company (3)

10.2	Employment Agreement between the Company and Roderick G. Johnson (4)†

10.3	Employment Agreement between the Company and Gabriel Raviv effective March 1, 2004 (5)†

10.4	1994 Stock Option Plan, as amended (6)†

10.5	Bio-Logic Systems Corp. 2004 Stock Incentive Plan (7)†

10.6	Form of Non-Qualified Stock Option Agreement under the Bio-logic Systems Corp. 2004 Stock Incentive Plan (7)†

10.7	Form of Incentive Stock Option Agreement under the Bio-logic Systems Corp. 2004 Stock Incentive Plan (7)†

10.8	Real Estate Purchase Agreement by and between Avis Investments, Inc. and Bio-logic Systems Corporation dated April 15, 2005 (8)

21.1	Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13-14(a)*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-18 filed on August 7, 1981 (File No. 2-73587-C).
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1987.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-5471).
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1999.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on September 15, 1997 (File No. 333-35773).
(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on September 20, 2004 (File No. 333-119115).
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 23, 2005.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

*	Filed herewith.

II-1