Form 10-Q
period 2005-05-31
BIO LOGIC SYSTEMS CORP
filed 2005-07-15
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended May 31, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 24, 2005
Common Stock $.01 par value	6,641,746

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

(In Thousands)

	May 31, 2005 (Unaudited)	February 28, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$14,286	$14,866
Accounts receivable, net	5,961	6,361
Inventories, net	2,663	2,251
Prepaid expenses	474	244
Deferred income taxes	1,719	1,688

Total current assets	25,103	25,410

Property, Plant and Equipment, Net	2,408	2,432
Intangible Assets, Net	1,938	1,897
Other Assets	121	128
Other Receivables	108	340

Total Assets	$29,678	$30,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,127	$1,949
Accrued salaries and payroll taxes	1,774	1,476
Accrued interest and other expenses	1,357	1,551
Accrued income taxes	133	318
Deferred revenue	1,165	1,242

Total current liabilities	5,556	6,536

Long-Term Liabilities:
Deferred income taxes	904	877
Long-term liabilities	33	33

Total liabilities	6,493	7,446

Commitments	—	—

Stockholders’ Equity:
Common stock, $.01 par value; authorized, 10,000,000 shares; 6,641,746 issued and outstanding at May 31, 2005; 6,573,625 issued outstanding at February 28, 2005;	66	66
Additional paid-in capital	5,531	5,369
Retained earnings	17,588	17,326

Total stockholders’ equity	23,185	22,761

Total Liabilities and Stockholders’ Equity	$29,678	$30,207

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Operations and Retained Earnings

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended May 31,
	2005	2004
Net Sales	$6,959	$6,251

Cost of Sales	2,361	2,059

Gross Profit	4,598	4,192

Operating Expenses:
Selling, general & administrative	3,066	3,048
Research & development	1,267	1,008

Total operating expenses	4,333	4,056

Operating Income	265	136

Other Income	90	24

Income Before Income Taxes	355	160

Provision for Income Taxes	93	46

Net Income	$262	$114

Retained Earnings, Beginning of Period	17,326	15,444

Retained Earnings, End of Period	$17,588	$15,558

Earnings Per Share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Average Number of Shares Outstanding:
Basic	6,604,070	6,384,227

Diluted	7,278,669	6,828,465

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$262	$114

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	202	169
Deferred income tax provision	(4)
(Increases) decreases in assets:
Accounts receivable	400	1,453
Inventories	(412)	(253)
Prepaid expenses	(230)	114
Increases (decreases) in liabilities:
Accounts payable and overdrafts	(822)	(625)
Accrued liabilities and deferred revenue	27	53
Accrued income taxes	(185)	(5)

Net cash flows provided by (used in) operating activities	(762)	1,020

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(55)	(73)
Intangible assets	(164)	(147)
Other assets	7	23
Other receivables	232	—

Net cash flows provided by (used in) investing activities	20	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	162	45

Net cash flows provided by financing activities	162	45

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(580)	868

CASH AND CASH EQUIVALENTS - Beginning of period	14,866	12,750

CASH AND CASH EQUIVALENTS - End of period	$14,286	$13,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Cash paid during the period for:
Income taxes	$283	$51

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

These unaudited interim condensed consolidated financial statements of Bio-logic Systems Corp. (the “Company,” “we” or “us”) were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, as filed with the Securities and Exchange Commission on June 27, 2005 (the “Annual Report”). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. For additional information, refer to the Annual Report.

Consolidation - The consolidated financial statements include the Company and its wholly owned domestic subsidiary, Bio-logic Holding Inc., and its wholly owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Concentration of Credit Risk - The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Israel and Poland. The majority of the Company’s investments are in money market accounts in the United States, and are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $14,722,000 and $12,895,000 at May 31, 2005 and February 28, 2005, respectively. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable - The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on evaluation of a customer’s financial condition. New customers not affiliated with governments, hospitals or universities are generally subject to a deposit. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, and are generally due within 30 days for domestic customers and 60 days for international customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when the Company determines that they are uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories - Inventories consist principally of components, parts and supplies, and are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories (in thousands) consist of the following:

	May 31, 2005	February 28, 2005
Raw Materials	$1,870	$1,587
Work In process	1,139	974
Finished Goods	407	414

Gross Inventory	3,416	2,975
Less Reserves	753	724

Net Inventory	$2,663	$2,251

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three years to forty years.

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

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	May 31, 2005			February 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized Research and Development	$2,610	$(786)	$1,824	$2,446	$(678)	$1,768
Patents and Trademarks	182	(113)	69	182	(106)	76
Licenses	174	(129)	45	174	(121)	53

Total Amortizable Intangible Assets	$2,966	$(1,028)	$1,938	$2,802	$(905)	$1,897

Long-Lived Assets - The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the three-month periods ended May 31, 2005 and 2004.

Other Assets - Other assets consist mainly of long-term trade receivables. Any required reserves for long-term trade receivables are recorded as part of the allowance for doubtful accounts. There are currently no reserve requirements for long-term receivables.

Revenue Recognition - The Company derives revenue from the sales of electrodiagnostic systems, disposable supplies, extended warranty contracts, non-warranty repair, and governmental research and development contracts. With the exception of domestic customers associated with certain group purchasing contracts, the terms of sale for systems and related supplies are generally FOB shipping point.

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

Revenue from research and development contracts relate to governmental grants awarded by the National Institute of Health. The grants cover reimbursement of specific expenses related to the feasibility and development of projects for which the grants were given, and the Company recognizes revenue in the same period the qualifying costs are incurred. The Company’s obligation is to perform these feasibility and development activities in accordance with the terms of the grants, with no obligation for the work to result in a successful outcome such as a new product or successful discovery.

Advertising - Advertising costs are expensed as incurred.

Research and Development Costs - Research and development (R&D) costs are expensed as incurred. Capitalized research and development costs reflect internally generated software development costs associated with bringing new products to market, or significantly adding new features and functions to existing products. Accounting for software development costs is in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, Or Otherwise Marketed.” Specifically, (a) R&D costs incurred in determining technological feasibility are expensed; (b) all material costs from the point where technological feasibility is determined up to the point when the product is available for general release to customers are capitalized; and (c) capitalization ceases when the developed product is available for general release to customers.

Income Taxes - Deferred tax assets and liabilities are computed annually for differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,900,936 and $3,044,181 as of May 31, 2005 and February 28, 2005, respectively.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash equivalents, accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments.

Shipping and Handling Costs - In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company has reflected billings to customers for freight and handling as net sales and associated freight-out as cost of sales.

Stock-Based Compensation - The Company maintains a stock incentive plan under which it makes option grants to employees and non-employee directors. The Company accounts for the option grants under this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation costs are recognized for these stock option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended May 31,
	2005	2004
Net income, as reported	$262	$114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(157)	(168)

Pro-forma net income	$105	$(54)

Earnings per share:
Basic - as reported	$0.04	$0.02

- pro forma	$0.02	$(0.01)

Diluted - as reported	$0.04	$0.02

- pro forma	$0.01	$(0.01)

See “Recent Accounting Pronouncements” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123.

Earnings per Share (EPS) - Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

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

Product Line, Customer and Geographic Information

Revenue (in thousands) by product line is as follows:

	Three Months Ended May 31,
	2005	2004
Electrodiagnostic products and systems	$4,592	$4,405
Supplies, service, and repair	2,367	1,846

Total	$6,959	$6,251

Revenue (in thousands) from customers by geographic area is as follows:

	Three Months Ended May 31,
	2005	2004
United States	$5,739	$5,087
Europe and Asia	580	686
All other	640	478

Total	$6,959	$6,251

For the fiscal quarters ended May 31, 2005 and 2004, there were no sales to a single customer that accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and overseas. All intangible assets are domiciled in the United States. Long-lived assets in the United States and all foreign countries, in total (in thousands), are as follows:

	Three Months Ended May 31,
	2005	2004
United States	$4,330	$3,645
All other	16	40

Total	$4,346	$3,685

Contingencies

On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking specific damages of $12,300,000, as well as unspecified damages for future loss of income earning capacity. A brief description of this lawsuit may be found in Part II, Item 1 to this Form 10-Q. The plaintiff’s attorney has informed the Company’s counsel that the Company will be dismissed from this lawsuit.

The Company has an employment agreement with its Chief Executive Officer that will provide salary and other benefits upon his termination, currently amounting to $1,102,000 after the initial term of the agreement, subject to his performing certain non-compete and non-solicitation activities. The initial term of this agreement ends February 29, 2008.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to that described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be allowed. Public companies, other than those filing as small business issuers, will be required to apply SFAS 123R as of the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt SFAS 123R in fiscal 2007.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, the Company generally recognizes no compensation cost for employee stock options. The Company intend to continue applying APB Opinion No. 25 to equity-based compensation awards until the first quarter of fiscal 2007. Upon the Company’s adoption of SFAS 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim or annual periods. This will result in the recognition of compensation cost based on the requirements of SFAS 123R for all equity-based compensation awards issued after March 1, 2006. For all equity-based compensation awards that are unvested as of March 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS 123R may have on the Company’s results of operations and financial position. The Company expects that the adoption could have a material effect on the Company’s results of operations, depending on the level and form of future equity-based compensation awards issued, but it should not have a material effect on the Company’s financial position.

Stock Split—On January 7, 2005, the Company’s Board of Directors declared a 3-for-2 stock split on the Company’s Common Stock, to be effected as a 50% stock dividend. The new shares and cash payments in lieu of fractional shares were distributed on February 11, 2005 to stockholders of record on January 26, 2005. The total number of authorized Common Stock shares and associated par value were unchanged by this action. As a result of the split, the Company’s stockholders received one additional share of the Company’s Common Stock for every two shares owned on January 26, 2005. Cash payments in lieu of fractional shares were based on the closing price of the Common Stock on the record date. All per-share amounts in the financial statements reflect the impact of the stock split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. The forward-looking statements within this Form 10-Q may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. These words are not, however, the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Exhibit 99.1, “Risk Factors” filed with this Quarterly Report on Form 10-Q, which may cause actual results to differ materially from those expressed in, or implied by, any such forward-looking statements. You should be aware that the risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q, and the audited consolidated financial statements and their notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, as filed with the SEC on May 27, 2005 (the “Annual Report”).

Overview

We are a medical technology company that designs, manufactures and markets computerized medical electrodiagnostic products and systems, and provides supplies and product services related to those systems. Our systems conduct tests that are typically used by medical practitioners to aid in the diagnosis of certain neurological disorders, brain disorders and tumors, sensory disorders, sleep disorders, and hearing loss, including audiological and hearing screening and diagnosis. Our customers are generally hospitals, clinics, universities and physicians.

Our electrodiagnostic products and systems accounted for approximately 66% of our total net sales in the fiscal quarter ended May 31, 2005, which is slightly lower than our historical contributions of these systems to our total net sales. System sales typically represent capital expenditures on the part of our customers. As the U.S. hearing screening market continues to decline and become a replacement market, with an estimated 95% of the estimated four million newborns now being screened, our product development focus in this area for the future will be on diagnostic products for babies referred for further testing after initial screening. Our M.A.S.T.E.R® diagnostic technology has gained strong acceptance among audiologists for aiding in the determination of appropriate therapies to benefit infants diagnosed with hearing loss. The EEG market for short-term EEG and long-term monitoring is essentially flat, and is marked by significant competition with respect to technology and product features. Our sleep diagnostic products and systems are in a growing market, fueled by the growth and expansion of private and institutional sleep centers. We have experienced some price erosion in our sleep and neurology diagnostic systems as a result of the strong competition in this area. The timing of system sales can be affected by many factors, including features, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one fiscal quarter or fiscal year to the next.

We are also a full-line supplier of hearing, neurology and sleep disposable and reusable products, with approximately 600 products being offered. Our disposable products are used on systems that are part of our installed customer base as well as on our competitors’ systems. Certain proprietary hearing products, such as the HALO Ear Muffin™ (the “HALO”) ear coupler and our disposable infant TreeTip®, continue to be the basis for much of our revenue and profit growth in this area. We experience intense competition related to our Ear Muffin products, which are designed for use on our systems, as well as for use as equivalent products to replace the Natus® Flexicoupler® disposables, a competitor’s disposable product.

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

Inventory Valuation

Inventories consist principally of components, parts, supplies, and demonstration equipment, and are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for market value impairment equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. We also amortize the cost of demonstration and loaner equipment over three years. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to the proprietary nature of many of our raw materials and components, we generally do not sell excess or obsolete inventory to third parties. Demonstration inventory is sold at a discount, thus generating similar margins to new systems sold.

Capitalization of Software Development Costs

Capitalized software costs for research and development are amortized over a five-year period. On a quarterly basis, management reviews the valuation of these software costs to determine if there has been an impairment to the carrying value of these assets, and adjusts this value accordingly.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. See the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of our significant accounting policies.

Dollar amounts in the following discussion are in thousands except for per share amounts.

Results of Operations

Net Sales

Net sales for the three month period ended May 31, 2005 (the “Fiscal 2006 First Quarter”) were $6,959, an 11% increase from $6,251 in the three month period ended May 31, 2004 (the “Fiscal 2005 First Quarter”).

Domestic sales for the Fiscal 2006 First Quarter, which include sales to Canada, were $6,011, or 86% of net sales. This represents a 12% increase from the Fiscal 2005 First Quarter net sales of $5,353, which was also 86% of net sales. Domestic system sales increased 8% in the Fiscal 2006 First Quarter over the Fiscal 2005 First Quarter, led by our Sleepscan® product line that experienced significant double-digit sales growth due to market acceptance of our VISION sleep monitoring product released in the second quarter of fiscal 2005. Our Ceegraph® VISION EEG monitoring product line also experienced double-digit growth domestically, but at more moderate levels. Higher system sales of the Sleepscan and Ceegraph VISION EEG product lines were partially offset by declines in the sales of our hearing screening and diagnostic products due to a greater focus on hearing disposable products and a vacancy in the Vice President-Hearing position.

Non-system sales in the Fiscal 2006 First Quarter increased 22% domestically over the Fiscal 2005 First Quarter, primarily due to the acceptance of our HALO transducer introduced in June 2004, and to the increase in our customer base for the HALO product as a result of our customer conversion efforts. Domestic sales of our Ear Muffin™ products more than doubled in the Fiscal 2006 First Quarter over the Fiscal 2005 First Quarter levels.

Foreign sales for the Fiscal 2006 First Quarter, representing 14% of the Company’s net sales, increased 6% to $948, from $898 in the Fiscal 2005 First Quarter. Non-system sales provided the growth internationally, again led by higher Ear Muffin and HALO sales, but at a more moderate growth level than was experienced domestically. Foreign non-system sales growth was partially offset by declines in foreign system sales, primarily in the hearing screening and diagnostic areas.

Gross Margin

Gross margin for the Fiscal 2006 First Quarter was 66.1%, a 1.0% decrease from the 67.1% margin for the Fiscal 2005 First Quarter. The decline was primarily due to sales mix changes from our more profitable hearing system lines to our lower margin neurology and sleep product lines. We also experienced margin declines in our non-system areas due to price reductions on certain of our supplies products based on our growth initiatives, and to pricing discounts for certain national accounts. The absence of governmental grant revenue during the Fiscal 2006 First Quarter also contributed to the reduced margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the Fiscal 2006 First Quarter were $3,066, essentially unchanged from the $3,048 recorded for the Fiscal 2005 First Quarter. Reductions in legal and medical expenses were offset by increases in compensation and consulting expenses. As a percentage of net sales, however, SG&A expenses were 44% for the Fiscal 2006 First Quarter, as compared to 49% for the Fiscal 2005 First Quarter.

During the third quarter of fiscal 2005, our management initiated a review of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. During the Fiscal 2006 First Quarter, we incurred approximately $35 in consulting services in connection with this review process. Through May 31, 2005 we have incurred approximately $170 in total consulting expenses related to this review.

Research and Development Expenses

Research and development (“R&D”) expenses for the Fiscal 2006 First Quarter were $1,267, compared to $1,008 recorded for the Fiscal 2005 First Quarter. As a percentage of net sales, R&D expense was 18% for the Fiscal 2006 First Quarter compared to 16% for the Fiscal 2005 First Quarter. The increase in R&D expenses reflects our continued commitment to product development domestically and overseas. Capitalized software development costs were approximately the same in both the Fiscal 2006 First Quarter and the Fiscal 2005 First Quarter.

Operating Income

We had operating income in the Fiscal 2006 First Quarter of $265, compared to $136 for the Fiscal 2005 First Quarter. The increase was due primarily to higher gross profit, partially offset by increased R&D expenses.

Other Income

Other income for the Fiscal 2006 First Quarter increased $66 to $90, compared to $24 reported for the Fiscal 2005 First Quarter, driven by increased cash levels and higher interest rates earned on cash deposits.

Income Tax

Income tax expense was $93 and $46 for the Fiscal 2006 First Quarter and the Fiscal 2005 First Quarter, respectively, or 26% and 29%, respectively, of pretax income. The Company’s income tax rate reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of estimated tax credits.

Net Income

Net income for the Fiscal 2006 First Quarter was $262, compared to $114 for the Fiscal 2005 First Quarter. Diluted earnings per share (“EPS”) for the Fiscal 2006 First Quarter was $0.04, compared to $0.02 per diluted share for the Fiscal 2005 First Quarter. The increase in EPS was due to higher pretax income, partially offset by an increase in the number of outstanding shares as a result of stock option exercises. As of May 31, 2005 there were 7,278,669 weighted average diluted shares outstanding.

Liquidity and Capital Resources

As of May 31, 2005, we had working capital of $19,547, a $673 increase from a working capital balance of $18,874 at February 28, 2005. Total cash and cash equivalents decreased $580, from $14,866 at February 28, 2005 to $14,286 at May 31, 2005.

Cash Flow Related to Operating Activities

Net cash used in operating activities for the three months ended May 31, 2005 was $762, compared to cash provided by operating activities of $1,020 for the three months ended May 31, 2004. The main use of operating cash was related to the payment in the Fiscal 2006 First Quarter of approximately $645 of expenses incurred in fiscal 2005 in connection with the negotiation and preparation for a proposed acquisition that ultimately was not completed, and with increased inventory levels primarily associated with new product releases. This use of cash was partially offset by the collection of receivables associated with our year-end sales effort.

Net inventory at May 31, 2005 was $2,663, a $412 increase from the February 28, 2005 level of $2,251. We have increased inventory in preparation for a new product launch, as well as replenishing inventory consumed during the fourth quarter of fiscal 2005. We manage inventory using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generates. DIOH as of May 31, 2005 was 97 days, up from 86 days as of February 28, 2005.

Our net accounts receivable balance at May 31, 2005 was $5,961, a decrease of $400 from $6,361 at February 28, 2005. This reduction was principally driven by collections of receivables related to strong fiscal 2005 year-end sales. We manage receivables through two key measurements: (1) day sales outstanding (DSO) and (2) the dollar amount of customer account balances over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply by looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this method, our DSO at May 31, 2005 was 75 days, a 14-day increase from our DSO of 61 days at February 28, 2005. This increase was associated with the increase in the backlog of pending system installations associated with our high year-end sales. We anticipate that our DSO will return to approximately our fiscal 2005 year end level during the second quarter of fiscal 2006. Our other receivables measurement of past due balances greater than 90 days is indicative of the potential risk to us of the existence of uncollectible accounts that could exist in our receivables balances. At May 31, 2005, our past due receivables balances greater than 90 days increased over 44% from the February 28, 2005 level, again primarily due to the timing of system installations. We feel that our current bad debt reserves are adequate to address any truly questionable receivable balances aged in excess of 90 days, and we expect to be at or below our fiscal 2005 year-end aged receivables levels by the end of the second quarter.

Cash Flow Related to Investing Activities

Net cash flow provided by investing activities for the Fiscal 2006 First Quarter was $20, compared to net cash flows used in investing activities of $197 for the Fiscal 2005 First Quarter. Our Fiscal 2006 First Quarter cash provided by investing activities was primarily due to the collection of a $250 receivable established at the end of fiscal 2005 that resulted from a proposed acquisition that ultimately was not completed in fiscal 2005, partially offset by increases in capitalized software development costs.

Cash Flow Related to Financing Activities

Net cash flow provided by financing activities for the Fiscal 2006 First Quarter were $162 compared to $45 for the Fiscal 2005 First Quarter. The provisions for both of these quarters were generated from stock option exercises.

We believe available cash balances and cash flows from operations will satisfy the liquidity and capital requirements of our current operations for the foreseeable future. As of May 31, 2005, our cash balances of $14,286 represent 49% of our total assets, and we have no interest bearing debt. To the extent our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have available to us a $1 million unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

On April 15, 2005 we entered into an agreement to sell approximately 14 acres of vacant, unimproved land adjoining our corporate headquarters to a residential developer. Our sale price for the property is approximately $2,828,500, based on the developer’s receiving approval to build a minimum of 90 attached single-family residences on the property. Our sale price will increase if the developer receives permission to build more than 90 such residences. There are provisions that allow the developer to terminate the agreement if certain events occur. The sale of the land could be consummated as late as October 2006.

From time to time, we explore various corporate finance transactions such as business combinations or acquisitions, certain of which may include the issuance of our securities. However, we have no agreements or commitments with respect to any particular transaction and there can be no assurance that any such transactions would be completed. Given our strong financial position, our bank has indicated its willingness to finance acquisitions through the use of secured and unsecured debt arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of May 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in our internal control over financial reporting during the fiscal quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On April 22, 2004, Marcus L. Forsythe and Elizabeth Forsythe of Multnomah County, Oregon (the “Plaintiffs”) filed a Second Amended Complaint naming the Company as a defendant in a lawsuit against several parties that was filed in the Circuit Court of the State of Oregon for the County of Multnomah. The Plaintiffs allege they suffered damages as a result of auditory brain stem response and other related testing Mr. Forsythe underwent in April 2002 that was allegedly conducted, in part, using the Company’s Navigator Pro product. Plaintiffs seek to recover an aggregate of $12,300,000 in damages from the defendants for physical pain and suffering, emotional distress, the loss of past income and benefits, past and future medical, therapy, medication and household costs, and other foregone benefits, as well as unspecified damages for future loss of income earning capacity. The plaintiff’s attorney has informed the Company’s counsel that the Company will be dismissed from this lawsuit.

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

Date: July 12, 2005	By:	/s/ Gabriel Raviv
Gabriel Raviv,
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 12, 2005	By:	/s/ Michael J. Hanley
Michael J. Hanley
Corporate Controller
(principal financial and accounting officer)