Form 10-Q
period 2005-08-31
BIO LOGIC SYSTEMS CORP
filed 2005-10-14
CIK 355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

  For the Quarterly period ended August 31, 2005

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 11, 2005
Common Stock $.01 par value	6,733,245

Part 1. Financial Information

Item 1. Financial Statements

Bio-logic Systems Corp.

Condensed Consolidated Balance Sheets

(In Thousands)

	August 31, 2005 (unaudited)	February 28, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$15,336	$14,866
Accounts receivable, net	5,604	6,361
Inventories, net	2,526	2,251
Prepaid expenses	356	244
Deferred income taxes	1,495	1,688

Total current assets	25,317	25,410

Property, Plant and Equipment, Net	1,948	1,940
Intangible Assets, Net	2,578	2,389
Other Assets	234	128
Other Receivables	181	340

Total Assets	$30,258	$30,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,235	$1,949
Accrued salaries and payroll taxes	1,359	1,476
Accrued interest and other expenses	1,439	1,551
Accrued income taxes	45	318
Deferred revenue	1,098	1,242

Total current liabilities	5,176	6,536

Long-Term Liabilities:
Long-term liabilities	33	33
Deferred income taxes	933	877

Total liabilities	6,142	7,446

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized, 40,000,000 shares; 6,730,870 issued and outstanding at August 31, 2005; 6,573,625 issued and outstanding at February 28, 2005;	67	66
Additional paid-in capital	5,909	5,369
Deferred compensation expense	(269)	—
Retained earnings	18,409	17,326

Total stockholders’ equity	24,116	22,761

Total Liabilities and Stockholders’ Equity	$30,258	$30,207

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Operations and Retained Earnings

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net Sales	$8,306	$8,242	$15,265	$14,493

Cost of Sales	2,897	2,710	5,258	4,769

Gross Profit	5,409	5,532	10,007	9,724

Operating Expenses:
Selling, general & administrative	3,235	3,286	6,302	6,335
Research & development	1,077	1,270	2,344	2,277

Total operating expenses	4,312	4,556	8,646	8,612

Operating Income	1,097	976	1,361	1,112

Other Income	106	29	196	53

Income Before Income Taxes	1,203	1,005	1,557	1,165

Provision for Income Taxes	382	302	474	348

Net Income	$821	$703	$1,083	$817

Retained Earnings, Beginning of Period	17,588	15,558	17,326	15,444

Retained Earnings, End of Period	$18,409	$16,261	$18,409	$16,261

Earnings Per Share:
Basic	$0.12	$0.11	$0.16	$0.13

Diluted	$0.11	$0.10	$0.15	$0.12

Average Number of Shares Outstanding:
Basic	6,658,333	6,395,057	6,631,202	6,389,642

Diluted	7,291,489	6,880,094	7,285,080	6,852,669

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,083	$817
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	397	343
Deferred income tax provision	249	177
Deferred compensation expense	8	—
(Increases) decreases in assets:
Accounts receivable	757	1,147
Inventories	(275)	(116)
Prepaid expenses	(112)	129
Increases (decreases) in liabilities:
Accounts payable and overdrafts	(714)	(413)
Accrued liabilities and deferred revenue	(372)	(320)
Accrued income taxes	(273)	(198)

Net cash flows provided by operating activities	748	1,566

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(161)	(198)
Intangible assets	(433)	(254)
Other assets	(106)	55
Other receivables	159	526

Net cash flows provided by (used in) investing activities	(541)	129

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	263	72

Net cash flows provided by financing activities	263	72

INCREASE IN CASH AND CASH EQUIVALENTS	470	1,767

CASH AND CASH EQUIVALENTS - Beginning of period	14,866	12,750

CASH AND CASH EQUIVALENTS - End of period	$15,336	$14,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Cash paid during the period for:
Income taxes (net of refunds)	$216	$370

The accompanying notes are an integral part of these statements.

Bio-logic Systems Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

These unaudited interim condensed consolidated financial statements of Bio-logic Systems Corp. (the “Company”) were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, the Company omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the Company’s audited consolidated financial statements and their notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, as filed with the Securities and Exchange Commission on May 27, 2005 (the “Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. Operating results for the three months and six months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. For additional information, refer to the Annual Report.

Consolidation—The consolidated financial statements include the Company and the Company’s wholly owned domestic subsidiary, Bio-logic Holding Inc., and the Company’s wholly owned foreign subsidiary, Bio-logic Systems Corp., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Concentration of Credit Risk—The Company maintains cash balances at several financial institutions located predominantly in the United States, as well as in Israel and Poland. The majority of the Company’s investments is in money market accounts in the United States, and is insured by the Federal Deposit Insurance Corporation up to $100,000. Cash in foreign bank accounts is not insured. Uninsured balances in the aggregate were approximately $15,628,000, and $15,174,000 at August 31, 2005 and February 28, 2005, respectively. The Company has not experienced any losses in such accounts, and management believes it is not exposed to any significant risk of loss of cash and cash equivalents.

Accounts Receivable—The majority of the Company’s accounts receivable are due from companies in the medical and health care industries. Credit is extended based on an evaluation of a customer’s financial condition. New customers not affiliated with governments, hospitals or universities are generally subject to a deposit. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, and are generally due within 30 days for domestic customers and 60 days for international customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the Company’s previous loss history. The Company writes off accounts receivable when the Company determines that they are not collectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories—Inventories consist principally of components, parts and supplies, and are stated at the lower of cost, determined by the first in, first out method, or market. Inventories (in thousands) consist of the following:

	August 31, 2005	February 28, 2005
Raw Materials	$1,716	$1,587
Work In process	1,213	974
Finished Goods	409	414

Gross Inventory	3,338	2,975
Less Reserves	812	724

Net Inventory	$2,526	$2,251

Property, Plant and Equipment—Property, plant and equipment are stated at cost. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three years to forty years.

Intangible Assets—Intangible assets consist primarily of capitalized software costs for research and development, as well as certain patent, trademark and license costs. Capitalized software development costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs being amortized using the straight-line method over a five-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of five years. On a periodic basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The following table (in thousands) summarizes the components of gross and net intangible asset balances:

	August 31, 2005			February 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized research and development	$3,371	$(894)	$2,477	$2,938	$(678)	$2,260
Patents and trademarks	182	(120)	62	182	(106)	76
Licenses	174	(135)	39	174	(121)	53

Total amortizable intangible assets	$3,727	$(1,149)	$2,578	$3,294	$(905)	$2,389

Long-Lived Assets—The Company regularly reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” No impairment was realized for the six-month periods ended August 31, 2005 and 2004.

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

Domestically, the Company sells its neurology and sleep systems through a direct sales force, and uses a dealer network to sell its hearing screening and diagnostic systems. Internationally, the entire line of electrodiagnostic systems and supplies is sold through distributors located in various countries. There is no general right for a customer, dealer or distributor to return product. All sales are final, regardless of the distribution channel; returns are rare and are usually allowed only due to order error or quality concerns.

The Company recognizes revenue when it is realized or realizable and earned, in accordance with Statement of Position No. 97-2, Software Revenue Recognition; specifically, when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. Revenue from the performance of non-warranty repair activities is recognized in the period in which the work is performed. Revenue from extended warranty contracts is recognized over the life of the warranty. The Company carries a sales reserve that reduces revenue for potential future product returns, as well as unperformed set-up and training, and reviews its adequacy quarterly. To date, this reserve has been insignificant.

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

Income Taxes—Deferred tax assets and liabilities are computed annually for differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates for the years in which the differences are expected to become recoverable. A valuation allowance is established where necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Federal income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiary. Undistributed foreign earnings were $2,753,000 and $3,044,000 as of August 31, 2005 and February 28, 2005, respectively.

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

Shipping and Handling Costs—In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company has reflected billings to customers for freight and handling as net sales and for associated freight-out as cost of sales.

Stock-Based Compensation—The Company maintains a stock incentive plan under which it makes stock and option grants to employees and non-employee directors. The Company accounts for the option grants under this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under the Company’s plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation costs are recognized for these stock option grants.

In July 2005 the Company granted restricted stock to the members of its Board of Directors. In accordance with Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value on the date of the grant was used to determine the amount of associated compensation expense to be initially recorded by the Company as deferred compensation expense in the equity section of the balance sheet. This amount will be charged to operating expense over the vesting period associated with each individual grant. Recognized compensation expense associated with the vesting of restricted shares was $8,000 for the quarter ended August 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net income, as reported	$821	$703	$1,083	$817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(122)	(210)	(279)	(378)

Pro-forma net income	$699	$493	$804	$439

Earnings per share:
Basic - as reported	$0.12	$0.11	$0.16	$0.13

- pro forma	$0.10	$0.08	$0.12	$0.07

Diluted - as reported	$0.11	$0.10	$0.15	$0.12

- pro forma	$0.10	$0.07	$0.11	$0.06

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

Product Line, Customer and Geographic Information

Revenue (in thousands) by product line is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Electrodiagnostic products and systems	$5,829	$6,144	$10,420	$10,548
Supplies, service, and repair	2,477	2,098	4,845	3,945

Total	$8,306	$8,242	$15,265	$14,493

Revenue (in thousands) from customers by geographic area is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
United States	$7,040	$6,538	$12,779	$11,621
Europe and Asia	782	1,160	1,362	1,846
All other	484	544	1,124	1,026

Total	$8,306	$8,242	$15,265	$14,493

For the fiscal quarters ended August 31, 2005 and 2004, there were no sales to a single customer that accounted for greater than 10% of revenue.

Long-lived assets include fixed assets (property, plant and equipment) and intangible assets. The Company has fixed assets in the United States and overseas. All intangible assets are domiciled in the United States. Long-lived assets in the United States and all foreign countries, in total (in thousands), are as follows:

	August 31, 2005	February 28, 2005
United States	$4,513	$4,308
All other	13	21

Total	$4,526	$4,329

Contingencies

On April 22, 2004, two plaintiffs filed a product liability claim against us and certain other defendants seeking specific damages of $12,300,000, as well as unspecified damages for future loss of income earning capacity. A brief description of this lawsuit may be found in Part II, Item 1 to this Form 10-Q. On July 11, 2005, the attorneys for the plaintiff signed a stipulated limited judgment of dismissal, dismissing the Company from the lawsuit.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to that described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be allowed. Public companies, other than those filing as small business issuers, will be required to apply SFAS 123R as of the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company expects to adopt SFAS 123R in fiscal 2007.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, the Company generally recognizes no compensation cost for employee stock options. The Company intends to continue to apply APB Opinion No. 25 to equity-based compensation awards until the first quarter of fiscal 2007. Upon the Company’s adoption of SFAS 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim or annual periods. This will result in the recognition of compensation cost based on the requirements of SFAS 123R for all equity-based compensation awards issued after March 1, 2006. For all equity-based compensation awards that are unvested as of March 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS 123R may have on the Company’s results of operations and financial position. The Company expects that the adoption could have a material effect on the Company’s results of operations, depending on the level and form of future equity-based compensation awards issued, but it should not have a material effect on the Company’s financial position.

Stock Split—On January 7, 2005, the Company’s Board of Directors declared a 3-for-2 stock split on the Company’s Common Stock, that was effected as a 50% stock dividend. The new shares and cash payments in lieu of fractional shares were distributed on February 11, 2005 to stockholders of record on January 26, 2005. The total number of authorized Common Stock shares and associated par value were unchanged by this action. As a result of the split, the Company’s stockholders received one additional share of the Company’s Common Stock for every two shares owned on January 26, 2005. Cash payments in lieu of fractional shares were based on the closing price of the Common Stock on the record date. All share and per-share amounts in the financial statements reflect the impact of the stock split for all periods presented.

Reclassification—Certain reclassifications were made to the fiscal 2005 balance sheet amounts to conform to current year financial presentation.

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

Our electrodiagnostic products and systems accounted for 70% of our total net sales in the fiscal quarter ended August 31, 2005, compared to 75% of our total net sales in the fiscal quarter ended August 31, 2004. Year-to-date, our electrodiagnostic products and systems were 68% of our total net sales for the six months ended August 31, 2005, compared to 73% of our total net sales for the six months ended August 31, 2004. System sales typically represent capital expenditures on the part of our customers. With respect to our hearing screening products, our product development focus in this area during the past two years and the future is on diagnostic products for babies referred for further testing after initial screening. Our M.A.S.T.E.R® diagnostic technology has gained strong acceptance among audiologists worldwide for aiding in the determination of appropriate therapies to benefit infants diagnosed with hearing loss.

Sales of our short term EEG and long term monitoring products face significant competition with respect to technology and product features. Sales of our sleep diagnostic products and systems are in a growing market, fueled by the growth and expansion of hospitals and private sleep centers. We have experienced some price erosion in our sleep and neurology diagnostic systems as a result of the strong competition in this area and the reduction of computer hardware prices. The timing of system sales can be affected by many factors, including features, service reputation, pricing, order size (especially for neurology system sales to hospitals), customers’ trial periods and approval processes, and the hospital or medical practitioner’s capital availability. These factors can materially impact revenues and earnings from one fiscal quarter or fiscal year to the next.

We are also a full-line supplier of hearing, neurology and sleep disposable and reusable products, with approximately 600 products being offered. Our disposable products are used on systems that are part of our installed customer base, as well as on some of our competitors’ systems. Certain proprietary hearing products, such as the HALO Ear Muffin™ ear coupler and our disposable infant TreeTip®, continue to be the basis for much of our revenue and profit growth in this area. We experience intense competition related to our Ear Muffin products, which are designed for use on our systems, as well as for use as equivalent products to replace the Natus® Flexicoupler® disposables.

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

Inventory Valuation

Inventories, which consist principally of components, parts, supplies, and demonstration equipment, are valued at the lower of cost or market, and include materials, labor and manufacturing overhead. We write down inventory for estimated obsolescence and for market value impairment equal to the difference between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. We also amortize the cost of demonstration and loaner equipment over three years. If future demands or market conditions were to be less favorable than what was projected, additional inventory write-downs may be required. Due to the proprietary nature of many of our raw materials and components, we generally do not sell excess or obsolete inventory to third parties.

Capitalization of Software Development Costs

Capitalized software costs for research and development are amortized over a five-year period. On a quarterly basis, management reviews the valuation of these software costs to determine if there has been impairment to the carrying value of these assets, and adjusts this value accordingly.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to fair value of financial instruments, depreciation and income taxes require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the FASB and the SEC. See the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of our significant accounting policies.

Dollar amounts in the following discussion are in thousands except for per share amounts.

Results of Operations

Net Sales

Net sales for the three month period ended August 31, 2005 (the “Fiscal 2006 Second Quarter”) were $8,306, a 1% increase from $8,242 in the three month period ended August 31, 2004 (the “Fiscal 2005 Second Quarter”). Net sales for the six month period ended August 31, 2005 (the “Fiscal 2006 Six Months”) were $15,265, a 5% increase from $14,493 in the six month period ended August 31, 2004 (the “Fiscal 2005 Six Months”).

Domestic sales for the Fiscal 2006 Second Quarter, which include sales to Canada, were $7,251, or 87% of net sales. This represents a 9% increase from $6,647, or 81% of total sales, from the Fiscal 2005 Second Quarter. Domestic electro-diagnostic products and systems sales increased 2% in the Fiscal 2006 Second Quarter over the Fiscal 2005 Second Quarter. The increase in sales of our hearing systems, led by our Navigator Pro, was partially offset by declines in sleep system sales due to more moderate fiscal 2006 sales of our Sleepscan® VISION product lines, introduced in the second quarter of fiscal 2005. Although sales of our hearing screening products are typically of a replacement nature given the saturation of the market, we have experienced higher sales in the Fiscal 2006 Second Quarter over the Fiscal 2005 Second Quarter due to unanticipated sales to the Canadian Ministry of Health, as well as from a strategic customer.

Our domestic non-system sales for the Fiscal 2006 Second Quarter was $2,208, a 29% increase from $1,717 in the Fiscal 2005 Second Quarter. Our HALO sales more than doubled in this period, primarily due to a strategic customer in newborn hearing screening.

Domestic sales (including sales to Canada) for the Fiscal 2006 Six Months, representing 87% of net sales, increased 11% to $13,263 compared to $12,001 for the Fiscal 2005 Six Months. Electrodiagnostic product sales increased 5%, led by a focused sales effort in epilepsy and long-term monitoring, offset by slight declines in our hearing diagnostic products due to higher sales in fiscal 2005 to customers in markets in which we typically do not sell, and to the vacancy of the position of Vice President Hearing, North America during. Non-system sales increased 26% in the Fiscal 2006 Six Months compared to the Fiscal 2005 Six Months, led again by the more than doubling of our HALO sales, primarily to new customers.

Foreign sales for the Fiscal 2006 Second Quarter were $1,054, or 13% of total net sales, representing a 34% reduction from $1,595, or 19% of total net sales, in the Fiscal 2005 Second Quarter. For the Fiscal 2006 Six Months, foreign sales were $2,002, or 13% of total net sales, representing a 20% reduction from $2,492, or 17% of total net sales, in the Fiscal 2005 Six Months. These decreases were associated with restructuring activities and delays in obtaining governmental product registration of audiology products with key distributors, as well as a general decline in the sales of our hearing diagnostic products after rapid acceptance of new technologies, especially M.A.S.T.E.R®, in key distributor countries during fiscal 2005.

Gross Margin

Gross margin for the Fiscal 2006 Second Quarter was 65.1%, a 2.0% decrease from the 67.1% margin for the Fiscal 2005 Second Quarter. As in the Fiscal 2005 First Quarter, the decline was primarily due to sales mix changes from our more profitable hearing system lines to our lower margin neurology and sleep product lines. Additionally, we experienced reduced margins related to our non-system sales, primarily as a result of lower margins associated with our high-volume HALO sales agreements.

SG&A Expenses

Selling, general and administrative (“SG&A”) expenses for the Fiscal 2006 Second Quarter were $3,235, or 39% of net sales, $51 lower than the $3,286, or 40% of net sales, recorded for the Fiscal 2005 Second Quarter. SG&A expenses were $6,302, or 41% of net sales, for the Fiscal 2006 Six Months, a decrease of $33 from $6,335, or 44% of net sales, for the Fiscal 2005 Six Months.

Research and Development Expenses

Research and development (“R&D”) expenses for the Fiscal 2006 Second Quarter were $1,077, or 15% of net sales, compared to $1,270, or 15% of net sales, recorded for the Fiscal 2005 Second Quarter. The decrease in R&D expenses in the Fiscal 2006 Second Quarter was primarily due to higher levels of capitalized software development costs and lower consulting and compensation expenses. R&D expenses increased $67 to $2,344, or 15% of net sales, for the Fiscal 2006 Six Months compared to $2,277, or 16% of net sales, for the Fiscal 2005 Six Months. The increased R&D spending reflects our continued human capital investment in our research function, partly offset by a higher level of capitalized software development costs for the Fiscal 2006 Six Months.

Operating Income

We had operating income in the Fiscal 2006 Second Quarter of $1,097, compared to $976 for the Fiscal 2005 Second Quarter. The increase was due primarily to the lower SG&A and R&D spending, partially offset by the lower gross profit due to the shifts in product mix discussed above. Operating income for the

Fiscal 2006 Six Months was $1,361 compared to $1,112 for the Fiscal 2005 Six Months, due to increased sales and decreased SG&A expenses, partly offset by the increased R&D expenses.

Interest Income

Net interest income for the Fiscal 2006 Second Quarter was $106, compared to $29 for the Fiscal 2005 Second Quarter. Net interest income for the Fiscal 2006 Six Months was $195, compared to $53 for the Fiscal 2005 Six Months. For both the Fiscal 2006 Second Quarter and the Fiscal 2006 Six Months, higher cash balances and interest rates drove these increases.

Income Tax

Income tax expense was $382, or 32% of pretax income, for the Fiscal 2006 Second Quarter and $474, or 30% of pretax income, for the Fiscal 2006 Six Months. Income tax expense was $302 for the Fiscal 2005 Second Quarter and $348 the Fiscal 2005 Six Months, representing 30% of pretax income for each period. The Company’s income tax rate reflects the combination of federal and state effective tax rates, adjusted for the favorable impact of deferred tax assets and liabilities.

Net Income

Net income for the Fiscal 2006 Second Quarter increased 17% to $821, compared to $703 for the Fiscal 2005 Second Quarter. Diluted earnings per share (EPS) for the Fiscal 2006 Second Quarter was $0.11, compared to an EPS of $0.10 per diluted share for the Fiscal 2005 Second Quarter. The increase in diluted EPS was due to increased net income, partially offset by an increase in the average number of outstanding shares from 6,395,057 to 6,658,333, and an increase in the dilutive shares from 485,037 to 633,156.

Liquidity and Capital Resources

As of August 31, 2005, we had working capital of $20,141, a $1,266 increase from a working capital balance of $18,875 at February 28, 2005. Total cash and cash equivalents as of August 31, 2005 was $15,336, an increase of $470 from the balance at February 28, 2005 of $14,866.

Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended August 31, 2005 was $748 compared to $1,566 for the six months ended August 31, 2004. This decrease was primarily due to payments made during the first quarter of fiscal 2006 of approximately $645 of expenses in connection with the negotiation and preparation for a proposed acquisition that was not completed in fiscal 2005.

Net inventory at August 31, 2005 was $2,526, a $275 increase from the February 28, 2005 level of $2,251, due to the replenishment of year-end inventory and the build-up of inventory associated with a pending new product launch. We manage inventory by using a metric of days inventory on hand (DIOH), which relates the dollar amount of ending inventory levels to the amount of cost of sales that it generated. DIOH as of August 31, 2005 was 90 days, an increase from the 86 days we reported as of February 28, 2005.

Net accounts receivable at August 31, 2005 was $5,604, a decrease of $757 from the February 28, 2005 level of 6,361, driven by collections of receivables related to strong fiscal 2005 year-end sales, and strong collections efforts during the second quarter of fiscal 2006. We manage our receivables through the use of two key measurements: (1) days sales outstanding (DSO) and (2) the amount of customer account balances that are over 90 days past due. DSO allows us to analyze changes in our receivables balance as a function of the sales that generated that balance, rather than simply by looking at the dollar change in the account on a standalone basis. We use the exhaustion method to calculate DSO, which assumes that the receivables balance was generated from the most recent sales. Using this methodology, our DSO at August 31, 2005 was 55 days, a six-day decrease from our DSO of 61 days at February 28, 2005, and a 20-day decrease from our DSO at May 31, 2005 of 75 days, reflecting of our focused collection efforts in the quarter. Our measurement of past due balances greater than 90 days is indicative of the potential risk to us of the existence of uncollectable accounts that could exist in our receivables balances. At August 31, 2005, our past due receivables balances greater than 90 days decreased over 36% from its February 28, 2005 level.

Cash Used in Investing Activities

Net cash used in investing activities for the Fiscal 2006 Six Months was $541, compared to cash flows provided by investing activities of $129 for the Fiscal 2005 Six Months, related to development activities associated with a new product launch anticipated to occur later in fiscal year 2006. This use of cash was partly offset by the collection of $250 associated with the settlement of acquisition-related expenses that occurred in the fourth quarter of fiscal 2005.

Cash Provided by Financing Activities

Net cash provided by financing activities for Fiscal 2006 Six Months was $263, compared to $72 for the Fiscal 2005 Six Months, in each case related to the exercise of stock options during a period of higher stock prices.

We believe available cash balances and cash flows from operations will satisfy our liquidity and capital requirements for the foreseeable future. As of August 31, 2005, our cash balances of $15,336 represented 51% of our total assets, and we had no interest bearing debt. To the extent that our capital and liquidity requirements are not satisfied by available cash balances and cash flows from operations, we have a commitment from First American Bank for a $1,000,000 unsecured bank line of credit, with an interest rate set at the bank’s prime rate.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of August 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was not any change in our internal control over financial reporting during the fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On April 22, 2004, Marcus L. Forsythe and Elizabeth Forsythe of Multnomah County, Oregon (the “Plaintiffs”) filed a Second Amended Complaint naming the Company as a defendant in a lawsuit against several parties that was filed in the Circuit Court of the State of Oregon for the County of Multnomah. The Plaintiffs alleged that they suffered damages as a result of auditory brain stem response and other related testing Mr. Forsythe underwent in April 2002 that was allegedly conducted, in part, using the Company’s Navigator Pro product. Plaintiffs sought to recover an aggregate of $12,300,000 in damages from the defendants for physical pain and suffering, emotional distress, the loss of past income and benefits, past and future medical, therapy, medication and household costs, and other foregone benefits, as well as unspecified damages for future loss of income earning capacity. On July 11, 2005, the attorneys for the plaintiff signed a stipulated limited judgment of dismissal, dismissing the Company from the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on July 21, 2005. As of July 21, 2005, 6,641,746 shares of our common stock were outstanding. Our stockholders voted as follows to elect two Class I directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Lawrence W. Damron	5,974,048	288,775

Albert Milstein	5,978,858	283,965

Our stockholders also voted as follows to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the our common stock from 10,000,000 to 40,000,000:

Votes For:	Votes Against:	Abstentions:	Broker Non- Votes:
5,097,249	1,135,339	30,235	0

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of Bio-logic Systems Corp., as amended.

3.2	Certificate of Amendment to Certificate of Incorporation of Bio-logic Systems Corp.

10.1	Bio-logic Systems Corp. Director Compensation Policy (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2005).

10.2

Form of Restricted Stock Agreement under the Bio-logic Systems Corp. 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2005).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13-14(a) (under Section 302 of the Sarbanes Oxley Act of 2002).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2005	By:	/s/ Gabriel Raviv
Gabriel Raviv
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 14, 2005	By:	/s/ Michael J. Hanley
Michael J. Hanley
Corporate Controller
(principal financial and accounting officer)